Form 10-Q
period 1996-03-31
COLEMAN HOLDINGS INC
filed 1996-05-15
CIK 910387

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended  MARCH 31, 1996

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from           to

                 Commission File Number:           33-67058


                             COLEMAN HOLDINGS INC.
           (Exact name of registrant as specified in its charter)


                     DELAWARE                          13-3722380
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification No.)


   1526 COLE BLVD., SUITE 300, GOLDEN, COLORADO           80401
     (Address of principal executive offices)          (Zip Code)


                                    303-202-2400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirement for the past 90 days.    /X/  Yes     No
                                     ---      ---

The number of shares outstanding of the registrant's par value $1.00 common stock was 1,000 shares as of April 30, 1996, all of which were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.








                         Exhibit Index on Page 14.

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES


                                      INDEX



                         PART I.  FINANCIAL INFORMATION                  PAGE
                                                                         ----
Item 1.  Condensed Consolidated Financial Statements:
           Condensed Consolidated Statements of Earnings
             Three months ended March 31, 1996 and 1995 . . . . . . . . . .  3

           Condensed Consolidated Balance Sheets
             March 31, 1996 and December 31, 1995 . . . . . . . . . . . . .  4

           Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 1996 and 1995 . . . . . . . . . .  5

           Notes to Condensed Consolidated Financial Statements . . . . . .  6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . . . . . . . . . .  9


                           PART II.  OTHER INFORMATION


Item I.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 14

           Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

              ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousands)
                                   (Unaudited)

                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                        --------------------
                                                                           1996      1995
                                                                        ---------  ---------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 273,560  $ 224,024
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    192,594    155,528
                                                                        ---------  ---------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     80,966     68,496

Selling, general and administrative expenses . . . . . . . . . . . . .     46,800     39,681
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,960     13,704
Amortization of goodwill and deferred charges. . . . . . . . . . . . .      2,704      2,359
Other (income), net. . . . . . . . . . . . . . . . . . . . . . . . . .     (2,721)      (150)
                                                                        ---------  ---------

Earnings before income taxes, minority interest and extraordinary item     17,223     12,902
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . .      6,508      5,046
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,535      2,270
                                                                        ---------  ---------
Earnings before extraordinary item . . . . . . . . . . . . . . . . . .      8,180      5,586
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit . . . . . . . . . . . . . . . . .       (582)        --
                                                                        ---------  ---------
Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   7,598  $   5,586
                                                                        ---------  ---------
                                                                        ---------  ---------




            See Notes to Condensed Consolidated Financial Statements

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                 (Unaudited)


                                      ASSETS
                                                             MARCH 31,    DECEMBER 31,
                                                               1996           1995
                                                            ----------      ---------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .  $    6,816      $  12,065
  Accounts receivable, net . . . . . . . . . . . . . . . .     262,656        165,309
  Inventories  . . . . . . . . . . . . . . . . . . . . . .     257,886        216,236
  Deferred tax assets. . . . . . . . . . . . . . . . . . .      21,485         20,481
  Prepaid assets and other . . . . . . . . . . . . . . . .      25,675         22,475
                                                            ----------      ---------
     Total current assets. . . . . . . . . . . . . . . . .     574,518        436,566
Property, plant and equipment, net . . . . . . . . . . . .     169,677        162,691
Intangible assets related to businesses acquired, net. . .     264,158        225,247
Note receivable - affiliate. . . . . . . . . . . . . . . .      50,685         50,685
Deferred tax assets and other. . . . . . . . . . . . . . .      28,262         34,271
                                                            ----------      ---------
                                                            $1,087,300      $ 909,460
                                                            ----------      ---------
                                                            ----------      ---------

                    LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY

Current liabilities:
  Accounts and notes payable . . . . . . . . . . . . . . .  $  133,274      $  90,679
  Other current liabilities. . . . . . . . . . . . . . . .      48,866         59,296
                                                            ----------      ---------
     Total current liabilities . . . . . . . . . . . . . .     182,140        149,975

Long-term debt . . . . . . . . . . . . . . . . . . . . . .     868,910        737,621
Income taxes payable - affiliate . . . . . . . . . . . . .      43,528         37,846
Other liabilities. . . . . . . . . . . . . . . . . . . . .      47,856         48,072
Minority interest. . . . . . . . . . . . . . . . . . . . .      52,390         49,266
Contingencies. . . . . . . . . . . . . . . . . . . . . . .

Stockholder's (deficit) equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . .           1              1
  (Deficiency in) additional paid-in capital . . . . . . .    (126,188)      (123,992)
  Retained earnings. . . . . . . . . . . . . . . . . . . .      17,916         10,318
  Currency translation adjustment. . . . . . . . . . . . .         747            353
                                                            ----------      ---------
     Total stockholder's (deficit) equity. . . . . . . . .    (107,524)      (113,320)
                                                            ----------      ---------
                                                            $1,087,300      $ 909,460
                                                            ----------      ---------
                                                            ----------      ---------



            See Notes to Condensed Consolidated Financial Statements

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                ----------------------
                                                                    1996       1995
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . .   $   7,598    $   5,586
                                                                ---------    ---------
Adjustments to reconcile net earnings to net cash flows
  from operating activities:
     Depreciation and amortization. . . . . . . . . . . . . .       8,045        6,690
     Non-cash tax sharing agreement provision . . . . . . . .       3,498        2,243
     Minority interest. . . . . . . . . . . . . . . . . . . .       2,535        2,270
     Interest accretion . . . . . . . . . . . . . . . . . . .       8,880        8,094
     Non-cash gain on LYONs conversion. . . . . . . . . . . .      (2,751)          --
     Extraordinary loss on early extinguishment of debt . . .         986           --
     Change in assets and liabilities:
       Increase in receivables. . . . . . . . . . . . . . . .     (84,659)     (67,109)
       Increase in inventories. . . . . . . . . . . . . . . .     (28,420)     (28,165)
       Increase in accounts payable . . . . . . . . . . . . .       8,741       10,582
       Other, net . . . . . . . . . . . . . . . . . . . . . .     (17,297)        (384)
                                                                ---------    ---------
                                                                 (100,442)     (65,779)
                                                                ---------    ---------
Net cash used by operating activities . . . . . . . . . . . .     (92,844)     (60,193)
                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures. . . . . . . . . . . . . . . . . . . . .      (6,866)      (5,619)
Purchases of businesses, net of cash acquired . . . . . . . .     (60,132)          --
Increase in note receivable - affiliate . . . . . . . . . . .          --      (10,734)
Proceeds from sale of fixed assets. . . . . . . . . . . . . .         186          273
                                                                ---------    ---------
Net cash used by investing activities . . . . . . . . . . . .     (66,812)     (16,080)
                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from revolving credit agreement borrowings . . .     125,713       54,900
Net change in short-term borrowings . . . . . . . . . . . . .      29,611       17,775
Repayment of long-term debt . . . . . . . . . . . . . . . . .        (172)      (2,270)
Purchases of Company common stock . . . . . . . . . . . . . .      (2,329)          --
Proceeds from stock options exercised . . . . . . . . . . . .         967        3,410
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .         (12)          35
                                                                ---------    ---------
Net cash provided by financing activities . . . . . . . . . .     153,778       73,850
                                                                ---------    ---------
Effect of exchange rate changes on cash . . . . . . . . . . .         629       (2,471)
                                                                ---------    ---------
Net decrease in cash and cash equivalents . . . . . . . . . .      (5,249)      (4,894)
Cash and cash equivalents at beginning of the period  . . . .      12,065        8,319
                                                                ---------    ---------
Cash and cash equivalents at end of the period. . . . . . . .   $   6,816    $   3,425
                                                                ---------    ---------
                                                                ---------    ---------


            See Notes to Condensed Consolidated Financial Statements

                    COLEMAN HOLDINGS INC. AND SUBIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (In thousands, except share data)

                                 (Unaudited)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     Coleman Holdings Inc. ("Coleman Holdings") is a holding company formed in July 1993 in connection with the offering of Senior Secured Discount Notes due 1998 (the "Old Notes") to hold all of the outstanding shares of capital stock of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is a holding company formed in March 1993 in connection with the offering of Liquid Yield OptionTM Notes due 2013 (the "LYONs" TM). Coleman Worldwide also holds 22,033,760 shares of the common stock of The Coleman Company, Inc. (the "Company" or "Coleman") which represents approximately 83% of the outstanding Coleman common stock as of March 31, 1996.

     The accompanying unaudited condensed consolidated financial statements of Coleman Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coleman Holdings' annual report on Form 10-K for the year ended December 31, 1995.

2.   INVENTORIES

     The components of inventories consist of the following:

                                              MARCH 31,   DECEMBER 31,
                                                 1996         1995
                                              ---------    ---------
          Raw material and supplies . . .     $  72,450    $  57,653
          Work-in-process . . . . . . . .         7,118        5,389
          Finished goods. . . . . . . . .       178,318      153,194
                                              ---------    ---------
                                              $ 257,886    $ 216,236
                                              ---------    ---------
                                              ---------    ---------

3.   ACQUISITIONS

     On January 2, 1996, the Company purchased substantially all the assets and assumed certain liabilities of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of a broad range of safety related electronic products for residential and commercial applications. The Seatt acquisition, which was accounted for under the purchase method, was completed for approximately $64,982 including fees and expenses and was financed through borrowings under the Company Credit Agreement, and assumption of certain liabilities in the amount of $7,157 by the Company. The results of operations of Seatt have been included in the consolidated financial statements from the date of acquisition. In connection with the preliminary purchase price allocation of the Seatt acquisition, the Company recorded goodwill of approximately $37,821. The Company is amortizing this amount over 40 years.

                    COLEMAN HOLDINGS INC. AND SUBIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (In thousands, except share data)

                                 (Unaudited)

     The following summarized, unaudited pro forma results of operations for the three months ended March 31,1995 assumes the acquisition of Seatt occurred as of the beginning of 1995. The pro forma results do not purport to be indicative of what would have occurred had the Seatt acquisition been consummated at the beginning of 1995. Moreover, the pro forma information is not intended to be indicative of future results of operations.


                                            THREE MONTHS ENDED
                                                  MARCH 31,
                                                    1995
                                                 ----------
     Net revenues. . . . . . . . . . . . .       $ 238,185
     Net earnings. . . . . . . . . . . . .           5,675

     On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Societe de Petroles Shell S.A., jointly announced they had entered into an agreement in connection with the sale to Coleman of 60 percent of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz") at a price of French Franc 404 per share (approximately $81 per share at the then current exchange rate) or approximately $58,000 in the aggregate. Coleman has the right to purchase the balance of Butagaz' 10 percent economic interest at a later date at the same price per share of French Franc 404, with Butagaz retaining a seat on the board of ADG. The transaction is subject to several conditions and once these have been satisfied, the purchase of the remaining 30 percent of the outstanding shares of Camping Gaz held by ADG public shareholders shall be proposed through a tender offer at the same price of French Franc 404 per share. The Company expects the conditions to the acquisition will be satisfied and expects to complete the acquisition of Camping Gaz late in the second quarter of 1996. Camping Gaz has a significant presence in the market for camping equipment in Europe and has recently pursued its development internationally. The Company's current intention is to finance the Camping Gaz acquisition through a private placement issuance of approximately $160,000 aggregate principal amount senior notes due in 2008. The Company is currently in the process of reviewing its integration alternatives with respect to the combination of the business operations of Coleman and Camping Gaz. The conclusions of the review could result in a charge against earnings in 1996.

4.   SUBSEQUENT EVENTS

     On April 30, 1996, the Company amended the Company Credit Agreement to revise several of the terms and provisions of the Company Credit Agreement and to allow for the issuance of additional long-term notes. The Company Credit Agreement, as amended, provides for (a) an unsecured French Franc term loan in the amount of French Franc 385,125 ($75,000 at the then current exchange rates) and (b) an unsecured revolving credit facility of $275,000. The Company Credit Agreement, as amended, is available to the Company until April 30, 2001.

     The outstanding loans under the Company Credit Agreement bear interest at either of the following rates, as selected by the Company from time to time: (i) the higher of the agent's base lending rate or the federal funds rate plus .50% or (ii) the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from .25% to 1.1% based on the Company's financial performance. If there is a default, the interest rate otherwise in effect will be increased by 2% per annum and the margin will be 1.0% in the case of U.S. Dollar denominated LIBOR loans and 1.1% for foreign currency denominated LIBOR loans. The Company Credit Agreement also bears an overall facility fee ranging from .15% to .375% based on the Company's financial performance.

                    COLEMAN HOLDINGS INC. AND SUBIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (In thousands, except share data)

                                 (Unaudited)




     The amended Company Credit Agreement contains various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt, purchase or redemption of Coleman Common Stock, issuance of Coleman Preferred Stock, and the payment of dividends. Under the most restrictive of these covenants of the amended Company Credit Agreement, approximately $69,860 would have been available for payment by the Company of cash dividends at March 31, 1996.

     In connection with the amending and restating of the Company's previous credit agreement, the Company will recognize an extraordinary loss of approximately $1,078 ($652 after taxes, or $0.03 per share) in the quarter ended June 30, 1996, which represents a write-off of the related unamortized financing costs associated with the Company's previous credit agreement.

                   COLEMAN HOLDINGS INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Coleman Holdings and Coleman Worldwide are holding companies with no business operations or source of income of their own. Accordingly, except as otherwise indicated, the following discussion relates to the results of operations of the Company.

RESULTS OF OPERATIONS

     Net revenues in the 1996 and 1995 periods were $273.6 million and $224.0 million, respectively, an increase of $49.6 million, or 22.1%. All classes of the Company's products contributed to this increase with recreation products increasing by $15.2 million, hardware/home center products contributing $16.5 million, and the Company's new class of home safety and security products recording revenues of $17.9 million. Net revenues in the United States and Canada increased 24.7%, and net revenues from international markets increased 14.3%.

     Recreation products revenues reflect strong growth in sleeping bags, tents and camping accessories and along with sales of Sierra camp furniture products, a business acquired in July 1995, helped offset a decline in revenues from cooler and jugs which is primarily attributable to a large thermo-electric cooler premium promotion in the 1995 period which was not repeated in 1996. The increase in sales of the Company's hardware/home center products include strong sales of generators as a result of the winter weather and continued growth in pressure washer revenues as the overall pressure washer market continues to grow and become more competitive. Total revenues in the 1996 period also include revenues from home safety and security products associated with the Seatt business, which was acquired in January 1996. Seatt revenues exceeded expectations and were up when compared
to Seatt's respective period in 1995.   International revenues were adversely
affected by the unfavorable translation of foreign revenues, primarily in Japan, due to the strengthening of the U.S. dollar in the 1996 period as compared to the 1995 period.

     Cost of sales was $192.6 million in 1996 compared with $155.5 million in 1995, an increase of 23.8%. Cost of sales as a percent of net revenues increased to 70.4% in 1996 from 69.4% in 1995. The increase in cost of sales as a percent of net revenues is primarily because of the effects of the mix of products sold, as revenues from lower margin products, primarily electric pressure washers, grew faster than other categories of products which carry higher margins.

     Selling, general and administrative ("SG&A") expenses were $46.7 million in 1996 compared to $39.6 million in 1995, an increase of 18.0%. SG&A expenses as a percent of net revenues improved to 17.1% in 1996 from 17.7% in 1995 as revenues grew faster than the growth in SG&A expenses. The increase in SG&A expenses primarily reflects SG&A expenses associated with recent business acquisitions and to a lesser extent increased advertising, marketing and administrative expenses.

     The Company's interest expense was $8.1 million in 1996 compared with $5.6 million in 1995, an increase of $2.5 million. This increase was primarily the result of higher borrowings to fund business acquisitions and support the increase in working capital. On an unconsolidated basis, Coleman Worldwide had an additional $3.0 million of interest expense in 1996 compared with $2.8 million in 1995, an increase of $0.2 million. This increase is a result of the effects of compounding interest related to the LYONs. In addition, Coleman Holdings, on an unconsolidated basis, had $5.9 million of interest expense in 1996 compared with $5.3 million in 1995, an increase of $0.6 million. This increase is a result of the effects of compounding interest related to the Discount Notes.

     During the three months ended March 31, 1996, holders of LYONs with a principal amount at maturity of $9.4 million elected to exchange such LYONs pursuant to the terms of the LYONs indenture. In connection

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES


with these exchanges, Coleman Worldwide delivered 74,107 shares of Coleman Common Stock that Coleman Worldwide owned to the holders of the LYONs which were exchanged. Coleman Worldwide recognized a gain of $2.7 million in connection with these exchanges and which is reflected in other income.
Coleman Worldwide also recognized an extraordinary loss on early extinguishment of debt as a result of the LYONs exchange in an amount of $1.0 million ($0.6 million after tax). This extraordinary loss represents i) the excess fair value of the property delivered by Coleman Worldwide to the holders of the LYONs which were exchanged over the accreted value of the LYONs obligations at the time of the exchange, along with ii) a pro-rata portion of the related unamortized financing costs associated with the LYONs issuance.

     Minority interest represents the minority stockholders' proportionate share of the results of operations of the Company, which is reflected on Coleman Holdings' consolidated financial statements because of Coleman Holding' approximate 83% ownership of Coleman's common stock. Minority interest increased in 1996 due to an increase in the Company's income in 1996.

     The Company's effective income tax rate was 37.0% in 1996 compared with 38.4% in 1995. Coleman Holdings' consolidated effective income tax rate was 37.8% in 1996 compared with 39.1% in 1995. In each case, the decrease in the effective tax rate in 1996 as compared to 1995 is primarily due to tax benefits associated with the Company's manufacturing operations in Puerto Rico.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows used in Coleman Holdings' consolidated operations were $92.8 million and $60.2 million for the three months ended March 31, 1996 and 1995, respectively. Cash used during these periods reflects the Company's seasonal working capital requirements associated with generally higher sales in the first quarter of the year as compared to the fourth quarter of the year. Receivables increased by $84.7 million and $67.1 million for the three months ended March 31, 1996 and 1995, respectively, as a result of the seasonality of the Company's sales and an increase in the overall level of the Company's sales. Inventories increased by $28.4 million in the three months ended March 31, 1996 to support the growth of the Company, especially in the camping accessory and lighting products. Coleman Holdings' net cash used for investing activities was $66.8 million and $16.1 million for the three months ended March 31, 1996 and 1995, respectively. The Company's capital expenditures were $6.9 million and $5.6 million in the three months ended March 31, 1996 and 1995, respectively. The Company used $60.1 million of cash for a business acquisition during the three months ended March 31, 1996. The increase in capital expenditures reflects the addition of equipment to expand the Company's capacity to manufacture certain of its products lines. Net advances to Mafco Holdings Inc. under the Coleman Worldwide tax sharing agreement and the terms of the LYONs trust indenture were $10.7 million during the three months ended March 31, 1995. Net cash provided by financing activities for the three months ended March 31, 1996 consisted primarily of increases in long-term and short-term borrowings to finance the seasonal increase in working capital and the Company's investing activities.

     The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit. In April 1996, the Company amended its previous credit agreement to allow for the Camping Gaz acquisition as well as to extend the maturity of the credit agreement (the "Company Credit Agreement"). The Company Credit Agreement provides a term loan of French Franc 385,125 ($75.0 million at the then current exchange rates) and a revolving credit facility in an amount of $275.0 million. Availability under the Company Credit Agreement is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At March 31, 1996, $70.7 million would have been available for borrowings under the Company Credit Agreement.

     The outstanding loans under the Company Credit Agreement bear interest at either of the following rates, as selected by the Company from time to time: (i) the higher of the agent's base lending rate or the federal funds

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

rate plus .50% or (ii) the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from .25% to 1.1% based on the Company's financial performance. If there is a default, the interest rate otherwise in effect will be increased by 2% per annum and the margin will be 1.0% for in the case of U.S. Dollar denominated LIBOR loans and 1.1% for foreign currency denominated LIBOR loans. The Company Credit Agreement also bears an overall facility fee ranging from .15% to .375% based on the Company's financial performance.

     The Company Credit Agreement contains various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt, purchase or redemption of Coleman Common Stock, issuance of Coleman Preferred Stock, and the payment of dividends. Under the most restrictive of these covenants of the Company Credit Agreement, approximately $69.9 million would have been available for payment by the Company of cash dividends at March 31, 1996.

     In connection with the amending of the Company's credit agreement, the Company will recognize an extraordinary loss of approximately $1.1 million ($0.7 million after taxes, or $0.03 per share) in the quarter ended June 30, 1996, which represents a write-off of the related unamortized financing costs associated with the Company's credit agreement.

     Coleman Worldwide and its parent, Coleman Holdings Inc., have entered into borrowing agreements which are collateralized by the Company's common stock.

     The Company expects that the combination of the cash flow generated by its operations and borrowings under the Company Credit Agreement will be sufficient to enable it to meet its current operating requirements, including projected capital expenditures, tax sharing payments and other obligations.

     On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Societe de Petroles Shell S.A., jointly announced they had entered into an agreement in connection with the sale to Coleman of 60 percent of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz") at a price of French Franc 404 per share (approximately $81 per share at the then current exchange rate) or approximately $58.0 million in the aggregate. Coleman has the right to purchase the balance of Butagaz' 10 percent economic interest at a later date at the same price per share of French Franc 404, with Butagaz retaining a seat on the board of ADG. The transaction is subject to several conditions and once these have been satisfied, the purchase of the remaining 30 percent of the outstanding shares of Camping Gaz held by ADG public shareholders shall be proposed through a tender offer at the same price of French Franc 404 per share. The Company expects the conditions to the acquisition will be satisfied and expects to complete the acquisition of Camping Gaz late in the second quarter of 1996. Camping Gaz has a significant presence in the market for camping equipment in Europe and has recently pursued its development internationally. The Company's current intention is to finance the Camping Gaz acquisition through a private placement issuance of approximately $160.0 million aggregate principal amount senior notes due in 2008. The Company is currently in the process of reviewing its integration alternatives with respect to the combination of the business operations of Coleman and Camping Gaz. The conclusions of the review could result in a charge against earnings in 1996.

     The Company uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. The Company does not speculate on interest rates or foreign currency rates. Instead it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures.

     With respect to foreign currency exposures the Company principally uses forward and option contracts to reduce risks arising from firm commitments, anticipated intercompany sales transactions and intercompany receivable and payable balances. The Company generally uses interest rate swaps and interest rate caps to fix certain of its variable rate debt. The Company manages credit risk related to these derivative contracts through

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES


credit approvals, exposure limits and other monitoring procedures.

     Coleman Worldwide is a holding company with no business operations or source of income of its own, and its ability to meet its obligations with respect to the LYONs and any other obligations is contingent upon distributions from the Company, including payments under the Company tax sharing agreement, capital contributions or loans from its direct and indirect parent companies, other borrowings and proceeds from the disposition of Coleman Common Stock owned by Coleman Worldwide. As the holder of approximately 83% of the capital stock of the Company, Coleman Worldwide has the ability to cause the Company to make distributions up to the maximum amount permitted by law, subject to limitations in the debt instruments of the Company. However, Coleman Worldwide currently expects that, for the foreseeable future, the net earnings and cash flows of the Company will be retained and used in the business of the Company and that Coleman Worldwide will not receive any distributions from the Company other than payments under the Company's tax sharing agreement. Furthermore, the terms of the Company Credit Agreement may limit its ability to pay dividends or make other payments to Coleman Worldwide. The receipt by Coleman Worldwide of tax sharing payments from the Company will cease upon Coleman Worldwide's ownership interest in Coleman falling below 80%, and the Indenture does not require Coleman Worldwide to own more than a majority of the Coleman Common Stock. Pursuant to the LYONs indenture agreement, at any time that the LYONs are outstanding, the amounts that Coleman Worldwide would be required to pay to Mafco under the Worldwide Tax Sharing Agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the tax sharing agreement between Coleman Worldwide and the Company, may not be paid as tax sharing payments, but Coleman Worldwide may advance such funds to Mafco as long as the aggregate amount of such advances at any time does not exceed the issue price plus accrued OID of the LYONs. Such advances are evidenced by noninterest bearing unsecured demand promissory notes from Mafco in the amount of $50.7 million at March 31, 1996.

     Coleman Worldwide currently anticipates that in order to pay the principal amount at maturity of the LYONs, to redeem the LYONs or to repurchase the LYONs for cash, including upon a Purchase Date (as defined) or upon the occurrence of any Additional Purchase Right Event (as defined), Coleman Worldwide will be required to adopt one or more alternatives, such as seeking capital contributions or loans from its direct and indirect parent companies, refinancing its indebtedness or disposing of Coleman Common Stock owned by Coleman Worldwide (which disposition could result in tax sharing payments ceasing to be available to Coleman Worldwide). None of the affiliates of Coleman Worldwide will be required to make any capital contributions or other payments to Coleman Worldwide with respect to Coleman Worldwide's obligations on the LYONs, nor has any affiliate of Coleman Worldwide or any other person guaranteed the obligations of Coleman Worldwide with respect to the LYONs. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that they would be sufficient to enable Coleman Worldwide to make any payments in respect of the LYONs when required or that any of such actions would be permitted by the terms of the Indenture or, with respect to sales of Coleman Common Stock, the debt instruments of the Company then in effect.

     Coleman Holdings is a holding company with no business operations or source of income of its own, and its ability to meet its obligations with respect to the Discount Notes and any other obligations is contingent upon distributions from Coleman Worldwide, capital contributions or loans from its direct and indirect parent companies and other borrowings. As the indirect holder through Coleman Worldwide of approximately 83% of the capital stock of the Company, Coleman Holdings has the ability to cause the Company and Coleman Worldwide to make distributions up to the maximum amount permitted by law, subject to limitations in the debt instruments of the Company and Coleman Worldwide. However, Coleman Holdings currently expects that, for the foreseeable future, the net earnings and cash flow of the Company will be retained and used in the business of the Company and that Coleman Holdings will not receive any distributions from the Company or Coleman Worldwide. Furthermore, the terms of Coleman's Credit Agreement may limit its ability to pay dividends or make other payments to Coleman Worldwide and Coleman Holdings, and the LYONs Indenture restricts Coleman

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES


Worldwide's ability to pay dividends and make other payments to Coleman Holdings. Although Coleman Worldwide may receive payments from the Company pursuant to the Company tax sharing agreement, Coleman Worldwide will not distribute such payments to Coleman Holdings. In addition, the LYONs Indenture requires that any such payments received from the Company be paid to Mafco Holdings Inc. or retained by Coleman Worldwide (except under certain limited circumstances which are unlikely to occur prior to the maturity of the Discount Notes).

     Coleman Holdings currently anticipates that in order to pay the principal amount at maturity of the Discount Notes, to redeem the Discount Notes or to repurchase the Discount Notes upon the occurrence of a change of control, Coleman Holdings will be required to adopt one or more alternatives, such as seeking capital contributions or loans from its direct and indirect parent companies or refinancing its indebtedness. None of the affiliates of Coleman Holdings will be required to make any capital contributions or other payments to Coleman Holdings with respect to Coleman Holdings's obligations on the Discount Notes, and, except for the non-recourse guaranty of Coleman Worldwide, the obligations of Coleman Holdings with respect to the Discount Notes will not be guaranteed by any affiliate of Coleman Holdings or any other person. There can be no assurance that any of the foregoing actions could be effected on satisfactory terms, that they would be sufficient to enable Coleman Holdings to make any payments in respect of the Discount Notes when required or that any of such actions would be permitted by the terms of the Discount Notes trust indenture (the "Discount Notes Indenture"), the LYONs Indenture or the debt instruments of the Company or Coleman Worldwide then in effect. Moreover, the events that constitute a change of control under the Discount Notes Indenture may also constitute events of default or repurchase right events under certain debt instruments of Coleman Holdings' subsidiaries. Such events may permit the lenders under such debt instruments to accelerate the debt (or, in the case of LYONs, to require Coleman Worldwide to repurchase LYONs) and, if the debt is not paid or repurchased, to enforce their security interest in substantially all the assets of Coleman Holdings' subsidiaries. Any such enforcement may limit Coleman Holdings' ability to raise cash to purchase the Discount Notes and may have a material adverse effect on the market price of Coleman Common Stock and on the price that could be obtained for the Coleman Worldwide capital stock and thus on the ability of the Discount Notes trustee to realize value through sales of the collateral.

SEASONALITY

     The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions, especially during the second and third quarters of the year.

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                           PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

           None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          EXHIBIT INDEX                       DESCRIPTION
          -------------                       -----------

          4.1 Amendment No. 1 dated as of April 30, 1996 to the Amended and Restated Credit Agreement dated as of August 3, 1996 among the Company, the Lenders party thereto, the Issuing Bank, the Agent, and the Co-Agents (the "Company Credit Agreement"); (incorporated by reference to Exhibit 4.1 to The Coleman Company Inc.'s Form 10-Q for the period ended March 31, 1996 (the "Company's March 31,
                             1996 Form 10-Q")).

          4.2 Amendment No. 2 dated as of April 30, 1996 to the Company Credit Agreement; (incorporated by reference to Exhibit 4.2 to the Company's March 31, 1996 Form 10-Q).

                                MANAGEMENT CONTRACTS AND COMPENSATORY PLANS

          10.1 Employment Agreement dated as of January 1, 1996 between the Company and Patrick McEvoy; (incorporated by reference to Exhibit 10.1 to the Company's March 31, 1996 Form 10-Q).

          10.2 Corrected and Restated Employment Agreement dated as of January 1, 1996 between the Company and Michael N. Hammes; (incorporated by reference to Exhibit 10.2 to the Company's March 31, 1996 Form 10-Q).

          10.3 The Coleman Retirement Salaried Incentive Savings Plan; (incorporated by reference to Exhibit 10.3 to the Company's March 31, 1996 Form 10-Q).

          27.1               Financial Data Schedule

          (b)                Reports on Form 8-K

             A report on Form 8-K was filed on January 12, 1996 to disclose the purchase of assets andassumption of certain liabilities of Seatt Corporation ("Seatt") and to provide the financial statements and information required by Item 7(a) in connection with the Company's acquisition of Seatt.

             A report on Form 8-K/A was filed on March 17, 1996 to provide the information required by Item 7(b) in connection with the Company's acquisition of Seatt.

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COLEMAN HOLDINGS INC.
                                           (Registrant)



Date:  May 13, 1996                    By: /s/ GEORGE MILEUSNIC
                                           -----------------------------------
                                           George Mileusnic
                                           Executive Vice President and Chief
                                           Financial Officer