Form 10-Q
period 1996-06-30
COLEMAN HOLDINGS INC
filed 1996-08-14
CIK 910387

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
For the quarterly period ended    JUNE 30, 1996

                                          or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934
For the transition period from            to

Commission File Number:                33-67058


                                  COLEMAN HOLDINGS INC.
                (Exact name of registrant as specified in its charter)


                  DELAWARE                                     13-3704484
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification No.)


1526 COLE BLVD., SUITE 300, GOLDEN, COLORADO                     80401
  (Address of principal executive offices)                     (Zip Code)


                                       303-202-2400
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirement for the past 90 days.    X  Yes        No
                                                ---        ---

The number of shares outstanding of the registrant's par value $.01 common stock was 1,000 shares as of August 1, 1996 all of which were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.


                               Exhibit Index on Page 16.

                        COLEMAN HOLDINGS INC. AND SUBSIDIARIES


                                        INDEX



                            PART I.  FINANCIAL INFORMATION                 Page
                                                                           ----
Item 1.  Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Earnings
              Three months ended June 30, 1996 and 1995 and
              Six months ended June  30, 1996 and 1995........................3

           Condensed Consolidated Balance Sheets
              June 30, 1996 and December 31, 1995.............................4

           Condensed Consolidated Statements of Cash Flows
              Six months ended June 30, 1996 and 1995.........................5

           Notes to Condensed Consolidated Financial Statements...............6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................9


                             PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings...................................................16

Item 6.  Exhibits and Reports on Form 8-K....................................16

         Signatures..........................................................17

                        COLEMAN HOLDINGS INC. AND SUBSIDIARIES


                 ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    (In thousands)
                                     (Unaudited)


                                                  Three Months           Six Months
                                                 Ended June 30,        Ended June 30,
                                              -------------------   -------------------
                                                1996       1995       1996       1995
                                              --------   --------   --------   --------
Net revenues..................................$452,654   $311,281   $726,214   $535,305
Cost of sales................................. 315,116    211,706    507,710    367,234
                                              --------   --------   --------   --------
Gross profit.................................. 137,538     99,575    218,504    168,071
Selling, general and administrative expenses..  79,019     45,917    125,819     85,598
Interest expense..............................  19,646     14,558     36,606     28,262
Amortization of goodwill and deferred charges.   3,378      2,265      6,082      4,624
Other expense (income), net...................     623         30     (2,098)      (120)
                                              --------   --------   --------   --------
Earnings before income taxes,
  minority interest and extraordinary item....  34,872     36,805     52,095     49,707
Provision for income tax expense..............  10,882     14,718     17,390     19,764
Minority interest in earnings of Camping Gaz..   1,951         --      1,951         --
Minority interest in earnings of Coleman......   4,702      4,688      7,237      6,958
                                              --------   --------   --------   --------
Earnings before extraordinary item............  17,337     17,399     25,517     22,985
Extraordinary loss on early extinguishment
  of debt, net of income tax benefit..........    (657)        --     (1,239)        --
                                              --------   --------   --------   --------
Net earnings..................................$ 16,680   $ 17,399   $ 24,278   $ 22,985
                                              --------   --------   --------   --------
                                              --------   --------   --------   --------


               See Notes to Condensed Consolidated Financial Statements

                        COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)

                                                           June 30, December 31,
                                                             1996       1995
                                                          ----------------------
                             ASSETS
Current assets:
    Cash and cash equivalents..........................   $   11,364  $  12,065
    Accounts receivable, net...........................      370,409    165,309
    Inventories........................................      291,995    216,236
    Deferred tax assets................................       20,115     20,481
    Prepaid assets and other...........................       20,846     22,475
                                                          ----------  ---------
         Total current assets..........................      714,729    436,566
Property, plant and equipment, net.....................      212,257    162,691
Intangible assets related to businesses acquired, net..      321,455    225,247
Note receivable - affiliate............................       54,764     50,685
Deferred tax assets and other..........................       49,531     34,271
                                                          ----------  ---------
                                                          $1,352,736  $ 909,460
                                                          ----------  ---------
                                                          ----------  ---------
    LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities:
    Accounts and notes payable.........................   $  203,519  $  90,679
    Other current liabilities..........................      106,492     59,296
                                                          ----------  ---------
         Total current liabilities.....................      310,011    149,975
Long-term debt.........................................      956,882    737,621
Income taxes payable - affiliate.......................       50,136     37,846
Other liabilities......................................       65,909     48,072
Minority interest in Camping Gaz.......................        5,393         --
Minority interest in Coleman...........................       57,469     49,266
Contingencie...........................................
Stockholder's (deficit) equity:
    Common stock.......................................            1          1
    (Deficiency in) additional paid-in capital.........     (128,308)  (123,992)
    Retained earnings..................................       34,594     10,318
    Currency translation adjustment....................          649        353
                                                          ----------  ---------
         Total stockholder's (deficit) equity..........      (93,064)  (113,320)
                                                          ----------  ---------
                                                          $1,352,736  $ 909,460
                                                          ----------  ---------
                                                          ----------  ---------





               See Notes to Condensed Consolidated Financial Statements

                        COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                               Six Months
                                                             Ended June 30,
                                                          ---------------------
                                                             1996       1995
                                                          ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                              $   24,278  $  22,985
                                                          ----------  ---------
Adjustments to reconcile net earnings to net cash flows
    from operating activities:
         Depreciation and amortization.....................   18,050     13,445
         Extraordinary loss on early extinguishment of debt    2,082         --
         Non-cash tax sharing agreement provision..........    7,898     11,466
         Non-cash tax gain on LYON's conversion ...........   (2,755)        --
         Minority interest in earnings of Camping Gaz......    1,951         --
         Minority interest in earnings of Coleman..........    7,237      6,958
         Interest accretion ...............................   17,799     16,259
         Change in assets and liabilities:
              Increase in receivables...................... (141,964)   (85,154)
              Increase in inventories......................  (14,318)    (8,509)
              Increase in accounts payable.................   24,298     12,397
              Other, net...................................   13,202     13,611
                                                          ----------  ---------
                                                             (66,520)   (19,527)
                                                          ----------  ---------
Net cash (used by) provided by operating activities........  (42,242)     3,458
                                                          ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.......................................  (18,803)   (10,664)
Purchases of businesses, net of cash acquired.............. (158,228)    (1,359)
Increase in note receivable - affiliate....................   (4,079)    (6,742)
Proceeds from sale of fixed assets.........................      433        731
                                                          ----------  ---------
Net cash used by investing activities...................... (180,677)   (18,034)
                                                          ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments of) proceeds from revolving credit
   agreement borrowings....................................  (31,996)     3,544
Net change in short-term borrowings........................   24,068     16,752
Proceeds from issuance of long-term debt...................  235,000         --
Repayment of long-term debt................................   (6,022)    (4,021)
Debt issuance and refinancing costs........................   (1,765)        --
Purchases of Company common stock..........................   (2,329)    (4,086)
Proceeds from stock options exercised......................    1,655      3,510
Other, net.................................................       76        122
                                                          ----------  ---------
Net cash provided by financing activities..................  218,687     15,821
                                                          ----------  ---------
Effect of exchange rate changes on cash....................    3,531     (2,801)
                                                          ----------  ---------
Net decrease in cash and cash equivalents..................     (701)    (1,556)
Cash and cash equivalents at beginning of the period.......   12,065      8,319
                                                          ----------  ---------
Cash and cash equivalents at end of the period............. $ 11,364    $ 6,763
                                                          ----------  ---------
                                                          ----------  ---------

               See Notes to Condensed Consolidated Financial Statements

                      COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)

 1. BASIS OF FINANCIAL STATEMENT PRESENTATION

    Coleman Holdings Inc. ("Coleman Holdings") is a holding company formed in July 1993 in connection with the offering of Senior Secured Discount Notes due 1998 (the "Old Notes") to hold all of the outstanding shares of capital stock of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is a holding company formed in March 1993 in connection with the offering of Liquid Yield OptionTM Notes due 2013 (the "LYONs" TM). Coleman Worldwide also holds 44,067,520 shares of the common stock of The Coleman Company, Inc. (the "Company" or "Coleman") which represents approximately 83% of the outstanding Coleman common stock as of June 30, 1996.

    The accompanying unaudited condensed consolidated financial statements of Coleman Holdings have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coleman Holdings' annual report on Form 10-K for the year ended December 31, 1995.

2.  INVENTORIES

    The components of inventories consist of the following:

                                           June 30,     December 31,
                                             1996           1995
                                         ------------   ------------
      Raw material and supplies          $    84,066    $    57,653
      Work-in-process                         10,355          5,389
      Finished goods                         197,574        153,194
                                         -----------    -----------
                                         $   291,995    $   216,236
                                         -----------    -----------
                                         -----------    -----------

3.  ACQUISITIONS

         On January 2, 1996, the Company purchased substantially all the assets and assumed certain liabilities of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of a broad range of safety related electronic products for residential and commercial applications. The Seatt acquisition, which was accounted for under the purchase method, was completed for approximately $64,982 including fees and expenses and was financed through borrowings under the Company Credit Agreement, and assumption of certain liabilities in the amount of $7,157 by the Company.
The results of operations of Seatt have been included in the consolidated financial statements from the date of acquisition. In connection with the preliminary purchase price allocation of the Seatt acquisition, the Company recorded goodwill of approximately $37,821. The Company is amortizing this amount over 40 years on the straight-line method.

                      COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)

         On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Societe de Petroles Shell S.A., jointly announced they had entered into an agreement (the "Share Purchase Agreement") in connection with the sale to Coleman of approximately 60 percent of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"). Pursuant to the terms of the Share Purchase Agreement and other related documents dated February 27, 1996, Coleman has the right to, and intends to, acquire the remaining shares held by Butagaz, which represents approximately 10% of the outstanding shares of ADG, and accordingly considers this 10% stock ownership as under the control of the Company. The Company obtained effective control of Camping Gaz on March 1, 1996. Camping Gaz is the leading manufacturer and distributor of camping appliances in Europe. On June 24, 1996, Coleman commenced a public tender offer for the purchase of all the publicly traded outstanding shares of ADG, or approximately 30% of the outstanding shares. The tender offer period expired in July 1996 with approximately 28% of the outstanding shares of ADG tendered for purchase. The Company is currently completing the necessary steps to acquire the remaining publicly held stock and expects to complete those actions during the third quarter of 1996. As of June 30, 1996, the acquisition of approximately 89% of the outstanding shares of ADG amounts to approximately French Franc 443,646 (approximately $87,622 based on the exchange rates in effect on the dates paid) including estimated fees and expenses. The acquisition of Camping Gaz is being accounted for under the purchase method. In connection with the preliminary allocation of purchase price to the fair values of assets and liabilities acquired, the Company recorded goodwill of approximately $60,682, which is being amortized over 40 years on the straight-line basis. The Company has included the results of operations of Camping Gaz in the consolidated financial statements from March 1, 1996, the date on which the Company obtained effective control of Camping Gaz, and has recognized minority interest related to the publicly traded shares for the period March 1, 1996 through June 30, 1996.

         The following summarized, unaudited pro forma results of operations for the six months ended June 30, 1996 and 1995 assumes the acquisition of Seatt and the acquisition of all the outstanding shares of Camping Gaz occurred as of the beginning of the respective periods. The pro forma results include certain adjustments, primarily reflecting increased amortization and interest expense and a lower income tax provision, and are not necessarily indicative of what the results of operations would have been had the Seatt and Camping Gaz acquisitions occurred at the beginning of the respective periods. Moreover, the pro forma information is not intended to be indicative of future results of operations.

                                                   Six Months ended
                                                        June 30,
                                             ---------------------------
                                                 1996           1995
                                             ------------   ------------
      Net revenues                           $    752,368   $    692,980
      Earnings before extraordinary item           25,379         26,509
      Net earnings                                 24,140         26,509

4.  RELATED PARTY TRANSACTION

    The Company has entered into an agreement with an affiliate in which the Company will be able to realize tax benefits associated with certain foreign tax net operating loss carryforwards that had not previously been recognized. Approximately $1,236 of this benefit is reflected in Coleman Holdings' provision for income taxes in the three month and six month periods ended June 30, 1996.

                      COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)
                                     (Unaudited)

5.       LONG-TERM DEBT

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

         The amended Company Credit Agreement contains various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt, purchase or redemption of Coleman Common Stock, issuance of Coleman Preferred Stock, and the payment of dividends. Under the most restrictive of these covenants of the amended Company Credit Agreement, approximately $83,560 would have been available for payment by the Company of cash dividends at June 30, 1996.

     In connection with the amending and restating of the Company's previous credit agreement, the Company recognized an extraordinary loss of approximately $1,078 ($647 after taxes, or $0.01 per share) in the quarter ended June 30, 1996, which represents the write-off of the related unamortized financing costs associated with the Company's previous credit agreement.

    On June 13, 1996, the Company completed (i) a private placement issuance and sale of $85,000 aggregate principal amount of 7.10% Senior Notes, Series A, due 2006 (the "Notes due 2006") and (ii) a private placement issuance and sale of $75,000 aggregate principal amount of 7.25% Senior Notes, Series B, due 2008 (the "Notes due 2008"). Proceeds from these private placement issuances were used (i) to finance the acquisition of Camping Gaz, and (ii) to pay down existing indebtedness under the revolving credit facility under the Company Credit Agreement. The Notes due 2006 bear interest at the rate of 7.10% per annum payable semiannually, and the principal amount is payable in annual installments of $12,143 commencing June 13, 2000 with a final payment due on June 13, 2006. If there is a default, the interest rate will be the greater of (i) 9.10% or (ii) 2% above the prime interest rate. The Notes due 2008 bear interest at the rate of 7.25% per annum payable semiannually, and the principal amount is payable in annual installments of $15,000 commencing June 13, 2004 with a final payment on June 13, 2008. If there is a default, the interest rate will be the greater of (i) 9.25% or
(ii) 2% above the prime interest rate. The Notes due 2006 and the Notes due 2008 are unsecured and are subject to various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the Note Purchase Agreement.

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

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995

     Net revenues in the 1996 and 1995 periods were $452.7 million and $311.3 million, respectively, an increase of $141.4 million, or 45.4%. All classes of the Company's products contributed to this increase with recreation products increasing by $101.5 million, hardware/home center products contributing $22.5 million, and the Company's new class of home safety and security products recording revenues of $17.4 million. Net revenues in the United States and Canada increased 17.3%, and net revenues from international markets increased 126.5%.

      Recreation products revenues increased $101.5 million or 40.6%. Excluding the impact of the Camping Gaz and Sierra acquisitions, the effect of a weaker yen in 1996 as compared to 1995 and the one-time 1995 thermo-electric cooler premium promotion, comparable recreation revenues increased approximately 11.0%. Strong new product growth was partially offset by a decrease in camping appliances which were affected by adverse weather in the spring. Hardware/home center revenues increased 36.8% or $22.5 million. The increase was driven by continued growth of pressure washers sales and sales of compressors and new lighting products. Total revenues in the 1996 period also include revenues from home safety and security products associated with the Seatt business, which was acquired in January 1996.

     Cost of sales was $315.1 million in 1996 compared with $211.7 million in 1995, an increase of 48.8%. Cost of sales as a percent of net revenues increased to 69.6% in 1996 from 68.0% in 1995. Gross margins as a percent of sales decreased to 30.4% in 1996 from 32.0% in 1995. Significantly higher sales of pressure washers at reduced gross margins and lower sales of high margin camping appliances primarily contributed to the decrease. Electric pressure washer gross margins were significantly below 1995 as the Company continued to experience declining sales prices. The Company does not plan to participate in the opening price point electric pressure washer business in 1997.

     Selling, general and administrative ("SG&A") expenses were $78.9 million in 1996 compared to $45.8 million in 1995, an increase of 72.2%. The increase in SG&A expenses primarily reflects SG&A expenses associated with recent business acquisitions and to a lesser extent increased advertising and marketing expenses.

     The Company's interest expense was $10.7 million in 1996 compared with $6.4 million in 1995, an increase of $4.3 million. This increase was primarily the result of higher borrowings to fund business acquisitions and to support the increased working capital. On an unconsolidated basis, Coleman Worldwide had an additional $3.0 million of interest expense in 1996 compared with $2.8 million in 1995, an increase of $0.2 million. This increase is a result of the effects of compounding interest related to the LYONs. In addition, Coleman Holdings, on an unconsolidated basis, had $6.0 million of interest expense in 1996 compared with $5.4 million in 1995, an increase of $0.6 million. This increase is a result of the effects of compounding interest related to the Discount Notes.

     The Company's effective income tax rate was 32.4% in 1996 compared with 39.3% in 1995. Coleman Holdings' consolidated effective income tax rate was 31.2% in 1996 compared with 40.0% in 1995. In each case, the decrease in the effective tax rate in 1996 as compared to 1995 is primarily due to tax benefits associated with

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

the Company's manufacturing operations in Puerto Rico along with lower taxes on foreign operations, primarily in France. The 1996 effective tax rate also includes recognition of tax benefits associated with certain foreign net operating loss carryforwards that had not been previously recognized.

     During the second quarter of 1996, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million after taxes) which represents a write-off of the related unamortized financing costs associated with its then existing credit agreement

      The Company obtained control of approximately 70% of Camping Gaz in March 1996. Accordingly, the minority interest in the earnings of Camping Gaz for the 1996 period represents the minority shareholders' approximate 30% proportionate share of the results of operations of Camping Gaz.

     Minority interest in the earnings of Coleman represents the minority shareholders' proportionate share of the results of operations of Coleman, which is reflected on Coleman Holdings' consolidated financial statements because of Coleman Holdings' approximate 83% ownership of Coleman's common stock.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED
JUNE 30, 1995

     Net revenues in the 1996 and 1995 periods were $726.2 million and $535.3 million, respectively, an increase of $190.9 million, or 35.7%. All classes of the Company's products contributed to this increase with recreation products increasing by $116.7 million, hardware/home center products contributing $38.9 million, and the Company's new class of home safety and security products recording revenues of $35.3 million. Net revenues in the United States and Canada increased 20.4%, and net revenues from international markets increased 80.6%.

     Recreation products revenues increased $116.7 million or 27.7%. Excluding the impact of the Camping Gaz and Sierra acquisitions, the effect of a weaker yen in 1996 as compared to 1995 and the one-time 1995 thermo-electric cooler premium promotion, comparable recreation revenues increased approximately 11.2%. Strong new product growth was partially offset by a decrease in camping appliances which were affected by adverse weather in the spring. Hardware/home center revenues increased 34.2% or $38.9 million. The increase was driven by strong generator sales in the winter and early spring, pressure washer growth and new products. Total revenues in the 1996 period also include revenues from home safety and security products associated with the Seatt business, which was acquired in January 1996.

     Cost of sales was $507.7 million in 1996 compared with $367.2 million in 1995, an increase of 38.3%. Cost of sales as a percent of net revenues increased to 69.9% in 1996 from 68.6% in 1995. Gross margins as a percent of sales decreased to 30.1% in 1996 from 31.4% in 1995. Significantly higher sales of pressure washers at reduced gross margins and lower sales of high margin camping appliances primarily contributed to the decrease. Electric pressure washer gross margins were significantly below 1995 as the Company continued to experience declining sales prices. The Company does not plan to participate in the opening price point electric pressure washer business in 1997.

     SG&A expenses were $125.7 million in 1996 compared to $85.4 million in 1995, an increase of 47.1%. The increase in SG&A expenses primarily reflects SG&A expenses associated with recent business acquisitions and to a lesser extent increased advertising and marketing expenses.

     The Company's interest expense was $18.8 million in 1996 compared with $12.0 million in 1995, an increase of $6.8 million. This increase was primarily the result of higher borrowings to fund business acquisitions and support the increased working capital. On an unconsolidated basis, Coleman Worldwide had an additional $5.9 million of interest expense in 1996 compared with $5.6 million in 1995, an increase of $0.3 million. This increase is a result of the effects of compounding interest related to the LYONs. In addition, Coleman Holdings,

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

on an unconsolidated basis, had $11.9 million of interest expense in 1996 compared with $10.7 million in 1995, an increase of $1.2 million. This increase is a result of the effects of compounding interest related to the Discount Notes.

     During the six months ended June 30, 1996, holders of LYONs with a principal amount at maturity of $9.8 million elected to exchange such LYONs pursuant to the terms of the LYONs indenture. In connection with these exchanges, Coleman Worldwide delivered 74,107 shares of Coleman Common Stock that Coleman Worldwide owned to the holders of the LYONs which were exchanged. Coleman Worldwide recognized a gain of $2.7 million in connection with these exchanges and is included in other income. Coleman Worldwide also recognized an extraordinary loss on early extinguishment of debt as a result of the LYONs exchange in an amount of $1.0 million ($0.6 million after tax). This extraordinary loss represents i) the excess fair value of the property delivered by Coleman Worldwide to the holders of the LYONs which were exchanged over the accreted value of the LYONs obligations at the time of the exchange, along with ii) a pro-rata portion of the related unamortized financing costs associated with the LYONs issuance.

     The Company's effective income tax rate was 34.0% in 1996 compared with 39.0% in 1995. Coleman Holdings' consolidated effective income tax rate was 33.4% in 1996 compared with 39.8% in 1995. In each case, the decrease in the effective tax rate in 1996 as compared to 1995 is primarily due to tax benefits associated with the Company's manufacturing operations in Puerto Rico along with lower taxes on foreign operations, primarily in France.
The 1996 effective tax rate also includes recognition of tax benefits associated with certain foreign net operating loss carryforwards that had not been previously recognized.

      The Company obtained control of approximately 70% of Camping Gaz in March 1996. Accordingly, the minority interest in the earnings of Camping Gaz for the 1996 period represents the minority shareholders approximate 30% proportionate share of the results of operations of Camping Gaz.

     Minority interest in the earnings of Coleman represents the minority stockholders' proportionate share of the results of operations of Coleman, which is reflected on Coleman Holdings' consolidated financial statements because of Coleman Holdings' approximate 83% ownership of Coleman's common stock.

     During the second quarter of 1996, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million after taxes) which represents a write-off of the related unamortized financing costs associated with its then existing credit agreement

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows used in Coleman Holdings' consolidated operations were $42.2 million during the six months ended June 30, 1996; where as, Coleman Holdings' consolidated operations provided cash flows of $3.5 million for the six months ended June 30, 1995. Cash used during the 1996 period reflects the Company's seasonal working capital requirements associated with generally higher sales in the first half of the year as compared to the second half of the year. Receivables increased by $142.0 million and $85.2 million for the six months ended June 30, 1996 and 1995, respectively, as a result of the seasonality of the Company's sales and an increase in the overall level of the Company's sales. Inventories increased by $14.3 million and $8.5 million in the six months ended June 30, 1996 and 1995, respectively, to support the growth of the Company, especially in new products. Coleman Holdings' consolidated net cash used for investing activities was $180.7 million and $18.0 million for the six months ended June 30, 1996 and 1995, respectively. The Company's capital expenditures were $18.8 million and $10.7 million in the six months ended June 30, 1996 and 1995, respectively. The increase in capital expenditures reflects the addition of equipment to expand the Company's capacity to manufacture certain of its product lines. The Company used $158.2 million and $1.4 million of cash for business acquisitions during the six months ended June 30, 1996 and 1995, respectively. Coleman Worldwide also had net advances to Mafco

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

Holdings Inc. under the Coleman Worldwide tax sharing agreement and the terms of the LYONs trust indenture in the amounts of $4.1 million and $6.7 million during the six months ended June 30, 1996 and 1995, respectively. Net cash provided by financing activities for the six months ended June 30, 1996 consisted primarily of increases in long-term and short-term borrowings to finance the seasonal increase in working capital and the Company's investing activities. The Company also paid $2.3 million to acquire 200,000 shares of its Common Stock and $4.1 million to acquire 440,000 shares of its Common Stock in the open market during the six months ended June 30, 1996 and 1995, respectively.

     The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit. In April 1996, the Company amended its credit agreement to allow for the Camping Gaz acquisition as well as to extend the maturity of the credit agreement (the "Company Credit Agreement"). The Company Credit Agreement provides a term loan of French Franc 385,125 ($75.0 million at the then current exchange rates) and a revolving credit facility in an amount of $275.0 million. Availability under the Company Credit Agreement is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At June 30, 1996, $156.8 million would have been available for borrowings under the Company Credit Agreement.

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

     The Company Credit Agreement contains various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt, purchase or redemption of Coleman Common Stock, issuance of Coleman Preferred Stock, and the payment of dividends. Under the most restrictive of these covenants of the Company Credit Agreement, approximately $83.6 million would have been available for payment by the Company of cash dividends at June 30, 1996.

     On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Societe de Petroles Shell S.A., jointly announced they had entered into an agreement (the "Share Purchase Agreement") in connection with the sale to Coleman of approximately 60 percent of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"). Pursuant to the terms of the Share Purchase Agreement and other related documents dated February 27, 1996, Coleman has the right to, and intends to during the third quarter of 1996, acquire the remaining shares held by Butagaz, which represents approximately 10% of the outstanding shares of ADG, and accordingly considers this 10% stock ownership as under the control of the Company. The Company obtained effective control of Camping Gaz on March 1, 1996. Camping Gaz is the leading manufacturer and distributor of camping appliances in Europe. On June 24, 1996, the Company commenced a tender offer for the purchase of all the publicly traded outstanding shares of ADG, or approximately 30% of the outstanding shares, for French Franc 404 per share. The tender offer period expired in July 1996 with approximately 28% of the outstanding shares of ADG tendered for purchase. The Company is currently completing the necessary steps to acquire the remaining publicly held stock and expects to complete those actions during the third quarter of 1996.

     Coleman is financing the acquisition of the shares of ADG with net proceeds from (i) a private placement issuance and sale of $85.0 million aggregate principal amount of 7.10% Senior Notes, Series A, due 2006 (the "Notes due 2006") and (ii) a private placement issuance and sale of $75.0 million aggregate principal amount

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

of 7.25% Senior Notes, Series B, due 2008 (the "Notes due 2008"). The Notes due 2006 bear interest at the rate of 7.10% per annum payable semiannually, and the principal amount is payable in annual installments of $12.1 million commencing June 13, 2000 with a final payment due on June 13, 2006. If there is a default, the interest rate will be the greater of (i) 9.10% or (ii) 2% above the prime interest rate. The Notes due 2008 bear interest at the rate of 7.25% per annum payable semiannually, and the principal amount is payable in annual installments of $15.0 million commencing June 13, 2004 with a final payment due on June 13, 2008. If there is a default, the interest rate will be the greater of (i) 9.25% or (ii) 2% above the prime interest rate. The Notes due 2006 and the Notes due 2008 are unsecured and are subject to various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the Note Purchase Agreement.

     Camping Gaz has a significant presence in the market for camping equipment in Europe and has recently pursued its development internationally. The Company is currently in the process of reviewing its integration alternatives with respect to the combination of the business operations of Coleman and Camping Gaz. The conclusions of the review could result in a charge against earnings in 1996.

     The Company's parent (Coleman Worldwide Corporation) and its parent (Coleman Holdings Inc.) have entered into borrowing agreements which are collateralized by the Company's common stock.

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

     With respect to foreign currency exposures the Company principally uses forward and option contracts to reduce risks arising from firm commitments, anticipated intercompany sales transactions and intercompany receivable and payable balances. The Company generally uses interest rate swaps and interest rate caps to fix certain of its variable rate debt. The Company manages credit risk related to these derivative contracts through credit approvals, exposure limits and other monitoring procedures.

     Coleman Worldwide is a holding company with no business operations or source of income of its own, and its ability to meet its obligations with respect to the LYONs and any other obligations is contingent upon distributions from the Company, including payments under the Company tax sharing agreement, capital contributions or loans from its direct and indirect parent companies, other borrowings and proceeds from the disposition of Coleman Common Stock owned by Coleman Worldwide. As the holder of approximately 83% of the capital stock of the Company, Coleman Worldwide has the ability to cause the Company to make distributions up to the maximum amount permitted by law, subject to limitations in the debt instruments of the Company. However, Coleman Worldwide currently expects that, for the foreseeable future, the net earnings and cash flows of the Company will be retained and used in the business of the Company and that Coleman Worldwide will not receive any distributions from the Company other than payments under the Company's tax sharing agreement. Furthermore, the terms of the Company Credit Agreement may limit its ability to pay dividends or make other payments to Coleman Worldwide. The receipt by Coleman Worldwide of tax sharing payments from the Company will cease upon Coleman Worldwide's ownership interest in Coleman falling below 80%, and the Indenture does not require Coleman Worldwide to own more than a majority of the Coleman Common Stock. Pursuant to the LYONs indenture agreement, at any time that the LYONs are outstanding, the amounts that Coleman Worldwide would be required to pay to Mafco under the Worldwide Tax Sharing

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

Agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the tax sharing agreement between Coleman Worldwide and the Company, may not be paid as tax sharing payments, but Coleman Worldwide may advance such funds to Mafco as long as the aggregate amount of such advances at any time does not exceed the issue price plus accrued OID of the LYONs. Such advances are evidenced by noninterest bearing unsecured demand promissory notes from Mafco in the amount of $54.8 million at June 30, 1996.

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

     Coleman Holdings is a holding company with no business operations or source of income of its own, and its ability to meet its obligations with respect to the Discount Notes and any other obligations is contingent upon distributions from Coleman Worldwide, capital contributions or loans from its direct and indirect parent companies and other borrowings. As the indirect holder through Coleman Worldwide of approximately 83% of the capital stock of the Company, Coleman Holdings has the ability to cause the Company and Coleman Worldwide to make distributions up to the maximum amount permitted by law, subject to limitations in the debt instruments of the Company and Coleman Worldwide. However, Coleman Holdings currently expects that, for the foreseeable future, the net earnings and cash flow of the Company will be retained and used in the business of the Company and that Coleman Holdings will not receive any distributions from the Company or Coleman Worldwide. Furthermore, the terms of Coleman's Credit Agreement may limit its ability to pay dividends or make other payments to Coleman Worldwide and Coleman Holdings, and the LYONs Indenture restricts Coleman Worldwide's ability to pay dividends and make other payments to Coleman Holdings. Although Coleman Worldwide may receive payments from the Company pursuant to the Company tax sharing agreement, Coleman Worldwide will not distribute such payments to Coleman Holdings. In addition, the LYONs Indenture requires that any such payments received from the Company be paid to Mafco Holdings Inc. or retained by Coleman Worldwide (except under certain limited circumstances which are unlikely to occur prior to the maturity of the Discount Notes).

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

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

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

                             PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit Index       Description
     -------------       -----------

          10.1* Employment Agreement dated as of May 1, 1996 between the Company and Frederik van den Bergh; (incorporated by reference to Exhibit 10.1 to The Coleman Company Inc.'s Form 10-Q for the period ended June 30, 1996 (the "Company's June 30, 1996 Form 10-Q")).

          10.2* Employment Agreement dated as of August 1, 1996 between the Company and Steven F. Kaplan; (incorporated by reference to
                    Exhibit 10.2 to the Company's June 30, 1996 Form 10-Q).

          10.3* Addendum dated August 3, 1996 and effective August 1, 1996 to Employment Agreement dated as of August 1, 1996 between the Company and Steven F. Kaplan; (incorporated by reference to Exhibit 10.3 to the Company's June 30, 1996 Form 10-Q).

          10.4* First Amendment dated July 1, 1996 to Employment Agreement effective January 1, 1996 between the Company and Michael
                    N. Hammes; (incorporated by reference to Exhibit 10.4 to the Company's June 30, 1996 Form 10-Q).

          10.5* First Amendment dated July 1, 1996 to the Consolidated Supplemental Retirement Plan adopted January 1, 1996; (incorporated by reference to Exhibit 10.5 to the Company's June 30, 1996 Form 10-Q).

          27   Financial Data Schedule.
     ----------------
     * Management Contracts and Compensatory Plans

     (b)   Reports on Form 8-K

          A report on Form 8-K was filed on June 14, 1996 to provide information regarding the two-for-one stock split authorized by the Board of Directors of Coleman on May 31, 1996.

          A report on Form 8-K was filed on July 1, 1996 to disclose certain information with regard to the Coleman's acquisition of Application des Gaz, S.A.

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COLEMAN HOLDING INC.
                                            (Registrant)



Date:  August 13, 1996   By: /s/ George Mileusnic
       ---------------      -------------------------------------------------
                            George Mileusnic
                            Executive Vice President and Chief Financial Officer