Form 10-Q
period 1996-09-30
COLEMAN HOLDINGS INC
filed 1996-11-14
CIK 910387

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended   SEPTEMBER 30, 1996

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from           to

Commission File Number:               33-67058


                                COLEMAN HOLDINGS INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                 DELAWARE                                13-3722380
      -------------------------------                -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


   1526 COLE BLVD., SUITE 300, GOLDEN, COLORADO             80401
   --------------------------------------------           ----------
     (Address of principal executive offices)             (Zip Code)


                                    303-202-2400
                ----------------------------------------------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirement for the past 90 days.      Yes  X    No
                                           ---      ---
The number of shares outstanding of the registrant's par value $1.00 common stock was 1,000 shares as of November 5, 1996 all of which were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.


                            Exhibit Index on Page 17.

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                                      INDEX

                         PART I.  FINANCIAL INFORMATION             PAGE
                                                                    ----

Item 1.   Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Operations
             Three months ended September 30, 1996 and 1995 and
             Nine months ended September 30, 1996 and 1995. . . . .    3

            Condensed Consolidated Balance Sheets
             September 30, 1996 and December 31, 1995 . . . . . . .    4

            Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 1996 and 1995. . . . .    5

            Notes to Condensed Consolidated Financial Statements. .    6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . .   10

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .   17

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   17

          Signatures. . . . . . . . . . . . . . . . . . . . . . . .   19

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

              ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                     Three Months          Nine Months
                                                  Ended September 30,   Ended September 30,
                                                  -------------------   -------------------
                                                    1996       1995       1996       1995
                                                  --------   --------   --------   --------
Net revenues . . . . . . . . . . . . . . . . . .  $269,607   $211,817   $995,821   $747,122
Cost of sales. . . . . . . . . . . . . . . . . .   229,713    145,885    737,423    513,119
                                                  --------   --------   --------   --------
Gross profit . . . . . . . . . . . . . . . . . .    39,894     65,932    258,398    234,003
Selling, general and administrative expenses . .    89,399     42,815    215,218    128,413
Interest expense . . . . . . . . . . . . . . . .    19,233     14,737     55,839     42,999
Amortization of goodwill and deferred charges. .     3,256      2,420      9,338      7,044
Other expense (income), net. . . . . . . . . . .       578        133     (1,520)        13
                                                  --------   --------   --------   --------
(Loss) earnings before income taxes,
 minority interest and extraordinary item. . . .   (72,572)     5,827    (20,477)    55,534
Provision for income tax (benefit) expense . . .   (17,837)     2,476       (447)    22,240
Minority interest in (loss) earnings of
 Camping Gaz . . . . . . . . . . . . . . . . . .       (81)        --      1,870         --
Minority interest in (loss) earnings of Coleman.    (8,329)     1,391     (1,092)     8,349
                                                  --------   --------   --------   --------
(Loss) earnings before extraordinary item. . . .   (46,325)     1,960    (20,808)    24,945
Extraordinary loss on early extinguishment
 of debt, net of income tax benefit. . . . . . .        (5)      (787)    (1,244)      (787)
                                                  --------   --------   --------   --------
Net (loss) earnings. . . . . . . . . . . . . . .  $(46,330)  $  1,173   $(22,052)  $ 24,158
                                                  --------   --------   --------   --------
                                                  --------   --------   --------   --------

          See Notes to Condensed Consolidated Financial Statements

             COLEMAN HOLDINGS INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands)
                      (Unaudited)

                                                      September 30, December 31,
                                                           1996        1995
                                                        ----------   ---------
                             ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . $   43,757   $  12,065
  Accounts receivable, net . . . . . . . . . . . . . . .    285,529     165,309
  Inventories  . . . . . . . . . . . . . . . . . . . . .    288,884     216,236
  Deferred tax assets. . . . . . . . . . . . . . . . . .     30,060      20,481
  Prepaid assets and other . . . . . . . . . . . . . . .     21,254      22,475
                                                         ----------   ---------
    Total current assets . . . . . . . . . . . . . . . .    669,484     436,566
Property, plant and equipment, net . . . . . . . . . . .    203,652     162,691
Intangible assets related to businesses acquired, net  .    339,140     225,247
Note receivable - affiliate. . . . . . . . . . . . . . .     54,739      50,685
Deferred tax assets and other. . . . . . . . . . . . . .     41,189      34,271
                                                         ----------   ---------
                                                         $1,308,204   $ 909,460
                                                         ----------   ---------
                                                         ----------   ---------
       LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
 Accounts and notes payable. . . . . . . . . . . . . . . $  166,674   $  90,679
 Other current liabilities . . . . . . . . . . . . . . .    135,145      59,296
                                                         ----------   ---------
   Total current liabilities . . . . . . . . . . . . . .    301,819     149,975
Long-term debt . . . . . . . . . . . . . . . . . . . . .    980,626     737,621
Income taxes payable - affiliate . . . . . . . . . . . .     43,605      37,846
Other liabilities. . . . . . . . . . . . . . . . . . . .     71,839      48,072
Minority interest in Camping Gaz . . . . . . . . . . . .      1,416          --
Minority interest in Coleman . . . . . . . . . . . . . .     49,404      49,266
Contingencies. . . . . . . . . . . . . . . . . . . . . .
Stockholder's deficit:
  Common stock . . . . . . . . . . . . . . . . . . . . .          1           1
  (Deficiency in) additional paid-in capital . . . . . .   (130,580)   (123,992)
  (Accumulated deficit) retained earnings. . . . . . . .    (11,735)     10,318
  Currency translation adjustment. . . . . . . . . . . .      1,809         353
                                                         ----------   ---------
    Total stockholder's deficit. . . . . . . . . . . . .   (140,505)   (113,320)
                                                         ----------   ---------
                                                        $ 1,308,204   $ 909,460
                                                         ----------   ---------
                                                         ----------   ---------




             See Notes to Condensed Consolidated Financial Statements

                   COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                                            Nine Months
                                                         Ended September 30,
                                                        ---------------------
                                                           1996        1995
                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings. . . . . . . . . . . . . . . . . .   $(22,052)    $24,158
                                                        ---------   ---------
Adjustments to reconcile net (loss) earnings to
 net cash flows from operating activities:
  Depreciation and amortization. . . . . . . . . . . .     28,710      20,782
  Non-cash tax sharing agreement provision . . . . . .       (936)     14,216
  Non-cash restructuring and other charges . . . . . .     33,268          --
  Interest accretion . . . . . . . . . . . . . . . . .     27,053      24,730
  Non-cash gain on LYONs conversion. . . . . . . . . .     (2,755)         --
  Extraordinary loss on early extinguishment of debt .      2,090       1,290
  Minority interest in earnings of Camping Gaz . . . .      1,870          --
  Minority interest in (loss) earnings of Coleman. . .     (1,092)      8,349
  Change in assets and liabilities:
    Increase in receivables. . . . . . . . . . . . . .    (60,693)    (58,547)
    Increase in inventories. . . . . . . . . . . . . .    (29,513)    (22,203)
    (Decrease) increase in accounts payable. . . . . .    (22,216)      4,667
    Other, net . . . . . . . . . . . . . . . . . . . .     23,782       3,219
                                                        ---------   ---------
                                                             (432)     (3,497)
                                                        ---------   ---------
Net cash (used) provided by operating activities . . .    (22,484)     20,661
                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . . . . . . .    (27,666)    (21,024)
Purchases of businesses, net of cash acquired. . . . .   (158,414)    (19,915)
Increase in note receivable - affiliate. . . . . . . .     (4,054)     (6,742)
Proceeds from sale of fixed assets . . . . . . . . . .      1,567       1,391
                                                        ---------   ---------
Net cash used by investing activities. . . . . . . . .   (188,567)    (46,290)
                                                        ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments of revolving credit
 agreement borrowings. . . . . . . . . . . . . . . . .    (14,686)   (100,213)
Net change in short-term borrowings. . . . . . . . . .     33,215      14,137
Proceeds from issuance of long-term debt . . . . . . .    235,678     200,000
Repayment of long-term debt. . . . . . . . . . . . . .     (9,908)    (74,320)
Debt issuance and refinancing costs. . . . . . . . . .     (2,296)     (3,494)
Purchases of Company common stock. . . . . . . . . . .     (2,329)     (4,086)
Proceeds from stock options exercised. . . . . . . . .      1,724       3,633
Other, net   . . . . . . . . . . . . . . . . . . . . .        108         162
                                                        ---------   ---------
Net cash provided by financing activities. . . . . . .    241,506      35,819
                                                        ---------   ---------
Effect of exchange rate changes on cash. . . . . . . .      1,237       1,360
                                                        ---------   ---------
Net decrease in cash and cash equivalents. . . . . . .     31,692      11,550
Cash and cash equivalents at beginning of the period .     12,065       8,319
                                                        ---------   ---------
Cash and cash equivalents at end of the period . . . .  $  43,757   $  19,869
                                                        ---------   ---------
                                                        ---------   ---------

          See Notes to Condensed Consolidated Financial Statements

                  COLEMAN HOLDINGS INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share data)
                             (Unaudited)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     Coleman Holdings Inc. ("Coleman Holdings") is a holding company formed in July 1993 in connection with the offering of Senior Secured Discount Notes due 1998 (the "Old Notes") to hold all of the outstanding shares of capital stock of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is a holding company formed in March 1993 in connection with the offering of Liquid Yield Option-TM- Notes due 2013 (the "LYONs"-TM-). Coleman Worldwide also holds 44,067,520 shares of the common stock of The Coleman Company, Inc. (the "Company" or "Coleman") which represents approximately 83% of the outstanding Coleman common stock as of September 30, 1996. Coleman Holdings and Coleman Worldwide are holding companies with no business operations or source of income of their own.

     The accompanying unaudited condensed consolidated financial statements of Coleman Holdings include the accounts of Coleman Holdings, Coleman Worldwide, and Coleman and its subsidiaries after elimination of all material intercompany accounts and transactions and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The balance sheet at December 31, 1995 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coleman Holdings' annual report on Form 10-K for the year ended December 31, 1995.

2.   INVENTORIES

     The components of inventories consist of the following:

                                            September 30, December 31,
                                                 1996         1995
                                                --------   --------
      Raw material and supplies . . . . . . .   $ 84,639   $ 57,653
      Work-in-process . . . . . . . . . . . .      7,667      5,389
      Finished goods. . . . . . . . . . . . .    196,578    153,194
                                                --------   --------
                                                $288,884   $216,236
                                                --------   --------
                                                --------   --------
3.   ACQUISITIONS

     On January 2, 1996, the Company purchased substantially all the assets and assumed certain liabilities of Seatt Corporation ("Seatt"), a leading designer, manufacturer and distributor of a broad range of safety and security related electronic products for residential and commercial applications. The Seatt acquisition, which was accounted for under the purchase method, was completed for approximately $65,200 including fees and expenses. The results of operations of Seatt have been included in the consolidated financial statements from the date of acquisition. In connection with the preliminary purchase price allocation of the Seatt acquisition, the Company recorded goodwill of approximately $40,400. The Company is amortizing this amount over 40 years on the straight-line method.

                  COLEMAN HOLDINGS INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share data)
                             (Unaudited)

     On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Societe de Petroles Shell S.A., jointly announced they had entered into an agreement (the "Share Purchase Agreement") in connection with the sale to Coleman of approximately 60 percent of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"). Camping Gaz is the leading manufacturer and distributor of camping appliances in Europe. Pursuant to the terms of the Share Purchase Agreement and other related documents dated February 27, 1996, Coleman has the right to, and intends to during the fourth quarter of 1996, acquire the remaining shares held by Butagaz for approximately French Franc 48,434 (approximately $9,400 at current exchange rates), which represents approximately 10% of the outstanding shares of ADG, and accordingly considers these shares as under the control of the Company. The Company obtained effective control of Camping Gaz on March 1, 1996. On June 24, 1996, Coleman commenced a public tender offer for the purchase of all the publicly traded outstanding shares of ADG, or approximately 30% of the outstanding shares. The tender offer period expired in July 1996 with approximately 94% of the outstanding publicly traded shares of ADG tendered for purchase. The Company completed the necessary steps to acquire the remaining publicly held stock during the third quarter of 1996. The cost of acquiring all the shares of ADG is approximately French Franc 477,822 (approximately $94,100) plus fees and expenses of approximately $5,000.

     The acquisition of Camping Gaz is being accounted for under the purchase method. In connection with the preliminary allocation of purchase price to the fair values of assets acquired and liabilities assumed in connection with the acquisition of Camping Gaz, the Company recorded goodwill of approximately $75,800, which is being amortized over 40 years on the straight-line method.

     The Company has included the results of operations of Camping Gaz in the consolidated financial statements from March 1, 1996, the date on which the Company obtained effective control of Camping Gaz, and has recognized minority interest related to the publicly traded shares for the period March 1, 1996 through June 30, 1996.

     The following summarized, unaudited pro forma results of operations for the nine months ended September 30, 1996 and 1995 assumes the acquisition of Seatt and the acquisition of all the outstanding shares of Camping Gaz occurred as of the beginning of the respective periods. The pro forma results include certain adjustments, primarily reflecting increased amortization and interest expense and a lower income tax provision, and are not necessarily indicative of what the results of operations would have been had the Seatt and Camping Gaz acquisitions occurred at the beginning of the respective periods. Moreover, the pro forma information is not intended to be indicative of future results of operations.

                                                       Nine Months ended
                                                          September 30,
                                                     ----------------------
                                                        1996         1995
                                                     ----------    --------
      Net revenues. . . . . . . . . . . . . . . . .  $1,021,975    $971,840
      (Loss) earnings before extraordinary item . .     (20,942)     28,140
      Net (loss) earnings . . . . . . . . . . . . .     (22,186)     27,353


4.   RELATED PARTY TRANSACTION

     The Company has entered into an agreement with an affiliate in which the Company expects to realize

                  COLEMAN HOLDINGS INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share data)
                             (Unaudited)

tax benefits associated with certain foreign tax net operating loss carryforwards that had not previously been recognized. Substantially all of the estimated $1,800 benefit is reflected in Coleman Holdings' consolidated provision for income taxes for the nine month period ended September 30, 1996, with approximately $564 of this benefit reflected in Coleman Holdings' consolidated provision for income taxes during the three month period ended September 30, 1996.

5.   RESTRUCTURING AND OTHER CHARGES

     During the three month period ended September 30, 1996, the Company recorded restructuring and certain other charges totaling $44,495, net of tax. The restructuring charges total $32,380, net of tax, and consist of charges to integrate the Camping Gaz and Coleman operations into a single global recreation products business, exit the low end electric pressure washer business, and increase the valuation reserve for certain foreign deferred income tax assets. Other charges of $12,115, net of tax, relate to litigation associated with certain of the Company's battery powered lights, certain asset write-offs and certain foreign tax matters. These other charges were incurred in the Company's normal course of business, although the amounts involved are higher than similar charges that the Company has recorded in prior periods. Cost of sales includes a pre-tax charge of $33,567, selling, general and administrative expenses includes a pre-tax charge of $23,767 and the provision for income tax benefit includes $12,839 of tax benefits resulting from these charges, net of the effect of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges. The Company anticipates incurring additional charges of $5,000 to $7,000, net of tax, during the fourth quarter of 1996 related to the Company's restructuring actions.

6.   LONG-TERM DEBT

     On April 30, 1996, the Company amended its unsecured credit agreement (the "Company Credit Agreement") to revise several of the terms and provisions of the Company Credit Agreement and to allow for the issuance of additional long-term notes. In connection with the Company recording the restructuring and other charges as discussed in footnote 6, the Company further amended the Company Credit Agreement on October 25, 1996. The Company Credit Agreement, as amended, provides for (a) an unsecured French Franc term loan in the amount of French Franc 385,125 ($75,000 at the then current exchange rates) and (b) an unsecured revolving credit facility of $275,000. The Company Credit Agreement, as amended, is available to the Company until April 30, 2001.

     The outstanding loans under the Company Credit Agreement, as amended, bear interest at either of the following rates, as selected by the Company from time to time: (i) the higher of the agent's base lending rate or the federal funds rate plus .50% or (ii) the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from .25% to 1.875% based on the Company's financial performance. If there is a default, the interest rate otherwise in effect will be increased by 2% per annum. The Company Credit Agreement also bears an overall facility fee ranging from .15% to .375% based on the Company's financial performance.

     The amended Company Credit Agreement contains various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt, purchase or redemption of Coleman Common Stock, issuance of Coleman Preferred Stock, and also prohibits the Company from paying any dividends until on or after January 1, 1999.

                  COLEMAN HOLDINGS INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (In thousands, except share data)
                             (Unaudited)

     In connection with the amending and restating of the Company's previous credit agreement in April 1996, the Company recognized an extraordinary loss of approximately $1,078 ($647 after taxes, or $0.01 per share) in the nine months ended September 30, 1996, which represents the write-off of the related unamortized financing costs associated with the Company's previous credit agreement.

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

7.   SUBSEQUENT EVENT

     On November 1, 1996, the Company settled all outstanding claims and litigation with Black & Decker involving certain of the Company's light products. The Company estimates that it will incur an after tax charge in the fourth quarter of 1996 of approximately $8,000 to $10,000 representing costs associated with the settlement that are in excess of reserves previously recorded by the Company on this matter.

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

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

     Net revenues of $269.6 million in 1996 were $57.8 million or 27.3% greater than in 1995 with recreation products increasing $27.3 million or 18.7% and hardware/home center products increasing $9.6 million or 14.6%. Revenues in 1996 also include revenues of $20.9 million from the Company's home safety and security products. Geographically, United States and Canada revenues increased 16.9% while international revenues increased 60.5%.

     Recreation products revenues increased $27.3 million or 18.7%. Excluding the impact of the Camping Gaz acquisition and the one-time 1995 thermo-electric cooler premium promotion, comparable recreation revenues decreased approximately 8.2%. Strong revenue performance in soft goods, primarily Eastpak products, were offset by softness in the Company's North America and Japanese base camping business. The weather across key areas of the United States adversely affected demand for the Company's camping products and Japan experienced an economic downturn in the third quarter of 1996 which significantly reduced revenues as compared to 1995. The increase in hardware/home center revenues of 14.6% or $9.6 million was driven by new products and increased generator sales. The Company's total revenues in the 1996 period also include revenues from home safety and security products associated with the Seatt business, which was acquired in January 1996.

     Gross margins, excluding the impact of restructuring and other charges totaling $33.6 million (which are more fully discussed below), decreased as a percent of sales by 3.9 percentage points from 31.1% in 1995. This decrease is primarily the result of softness in the Company's camping business in North America and Japan as discussed above. The Company's camping products tend to have a higher gross margin percentage than the Company's average.

     Selling, general and administrative ("SG&A") expenses, excluding $23.8 million of restructuring and other charges as discussed more fully below, were $65.5 million in 1996 compared to $42.7 million in 1995, an increase of 53.4%. The increase in SG&A expenses primarily reflects SG&A expenses associated with the Camping Gaz and Seatt business acquisitions and to a lesser extent increased advertising and marketing expenses.

     During the 1996 period, the Company recorded restructuring and certain other charges totaling $44.5 million, net of tax. The restructuring charges total $32.4 million, net of tax, and consist of charges to integrate the Camping Gaz and Coleman operations into a single global recreation products business, exit the low end electric pressure washer business, and increase the valuation reserve for certain foreign deferred income tax assets. Other charges of $12.1 million, net of tax, relate to litigation associated with certain of the Company's battery powered lights, certain asset write-offs and certain foreign tax matters. These other charges were incurred in the Company's normal course of business, although the amounts involved are higher than similar charges that the Company has recorded in prior periods. Cost of sales includes a pre-tax charge of $33.6 million, selling, general and administrative expenses includes a pre-tax charge of $23.8 million, and the provision for income tax benefit includes $12.9 million of tax benefits resulting from these charges, net

                   COLEMAN HOLDINGS INC. AND SUBSIDIARIES

of the effect of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges. The Company anticipates incurring additional charges of $5.0 million to $7.0 million, net of tax, during the fourth quarter of 1996 related to the Company's restructuring actions.

     On November 1, 1996, the Company settled all outstanding claims and litigation with Black & Decker involving certain of the Company's light products. The Company estimates that it will incur an after tax charge in the fourth quarter of 1996 of approximately $8.0 million to $10.0 million representing costs associated with the settlement that are in excess of reserves previously recorded by the Company on this matter. In addition, the Company's results of operations in the fourth quarter of 1996 will also be reduced by an estimated $2.5 million to $5.0 million due to the loss of projected after tax earnings associated with the light products that are to be discontinued in connection with the Black & Decker settlement.

     The Company's interest expense was $10.0 million in 1996 compared with $6.3 million in 1995, an increase of $3.7 million. This increase was primarily the result of higher borrowings to fund business acquisitions and to support the increased working capital. On an unconsolidated basis, Coleman Worldwide had an additional $3.0 million of interest expense in 1996 compared with $2.8 million in 1995, an increase of $0.2 million. This increase is a result of the effects of compounding interest related to the LYONs. In addition, Coleman Holdings, on an unconsolidated basis, had $6.2 million of interest expense in 1996 compared with $5.6 million in 1995, an increase of $0.6 million. This increase is a result of the effects of compounding interest related to the Discount Notes.

     Minority interest in Camping Gaz represents the interest of minority shareholders in certain subsidiary operations of Camping Gaz.

     Minority interest in the earnings of Coleman represents the minority shareholders' proportionate share of the results of operations of Coleman, which is reflected on Coleman Worldwide's consolidated financial statements because of Coleman Worldwide's approximate 83% ownership of Coleman's common stock.

     The Company recorded a provision for income tax benefit of $14.2 million or 22.7% of the pre-tax loss in 1996 compared to a provision for income tax expense of $5.8 million or 39.0% of the pre-tax earnings in 1995. Excluding the impact of the restructuring and other charges, the provision for income tax benefit in 1996 was negatively impacted by the cumulative impact of the Company's increase in its expected annual effective income tax rate from 34.0% to 34.7%. On an unconsolidated basis, Coleman Worldwide recorded a provision for income tax benefit of $1.3 million in 1996 and $1.2 million in 1995 or approximately 40.0% of Coleman Worldwide's unconsolidated pre-tax loss in each period. In addition, Coleman Holdings' on an unconsolidated basis, recorded a provision for income tax benefit of $2.3 million in 1996 and $2.1 million in 1995 or approximately 35.0% of Coleman Holdings' unconsolidated pre-tax loss in each period.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net revenues in the 1996 and 1995 periods were $995.8 million and $747.1 million, respectively, an increase of $248.7 million, or 33.3% with recreation products increasing by $143.9 million or 25.4% and hardware/home center products increasing $48.5 million or 27.0%. The Company's home safety and security products contributed revenues of $56.2 million. Geographically, United States and Canada revenues increased a 19.4%, while international revenues increased 75.2%.

     Recreation products revenues increased $143.9 million or 25.4%. Excluding the impact of the Camping Gaz and Sierra acquisitions, the effect of a weaker yen in 1996 as compared to 1995 and the one-time 1995 thermo-electric cooler premium promotion, comparable recreation revenues increased approximately 6.4%. Strong revenue performance in soft goods and new products was partially offset by

                   COLEMAN HOLDINGS INC. AND SUBSIDIARIES

softness in the Company's North America and Japanese camping business. The weather across key areas of the United States adversely affected demand for the Company's camping products and Japan experienced an economic downturn in the third quarter of 1996 which significantly reduced revenues as compared to 1995. The increase in hardware/home center revenues of 27.0% or $48.5 million was driven by pressure washer growth, strong generator sales and new products. The Company's total revenues in the 1996 period also include revenues from home safety and security products associated with the Seatt business, which was acquired in January 1996.

     Gross margins, excluding the impact of restructuring and other charges totaling $33.6 million (which are more fully discussed below), decreased as a percent of sales by 2.0 percentage points from 31.3% in 1995 to 29.3% in 1996. This decrease is primarily the result of the unfavorable effects of product mix including significantly higher sales of pressure washers at lower gross margin percentages and lower sales of camping products which tend to have higher gross margin percentages than the Company's average.

     SG&A expenses, excluding $23.8 million of restructuring and other charges as discussed more fully below, were $191.2 million in 1996 compared to $128.2 million in 1995, an increase of 49.1%. The increase in SG&A expenses primarily reflects SG&A expenses associated with the Camping Gaz and Seatt business acquisitions and to a lesser extent increased advertising and marketing expenses.

     During the 1996 period, the Company recorded restructuring and certain other charges totaling $44.5 million, net of tax. The restructuring charges total $32.4 million, net of tax, and consist of charges to integrate the Camping Gaz and Coleman operations into a single global recreation products business, exit the low end electric pressure washer business, and increase the valuation reserve for certain foreign deferred income tax assets. Other charges of $12.1 million, net of tax, relate to litigation associated with certain of the Company's battery powered lights, certain asset write-offs and certain foreign tax matters. These other charges were incurred in the Company's normal course of business, although the amounts involved are higher than similar charges that the Company has recorded in prior periods. Cost of sales includes a pre-tax charge of $33.6 million, selling, general and administrative expenses includes a pre-tax charge of $23.8 million, and the provision for income tax expense includes $12.9 million of tax benefits resulting from these charges, net of the effect of an increase in the valuation reserve related to certain foreign deferred tax assets and other foreign tax charges. The Company anticipates incurring additional charges of $5.0 million to $7.0 million, net of tax, during the fourth quarter of 1996 related to the Company's restructuring actions.

     The Company's interest expense was $28.8 million in 1996 compared with $18.3 million in 1995, an increase of $10.5 million. This increase was primarily the result of higher borrowings to fund business acquisitions and support the increased working capital. On an unconsolidated basis, Coleman Worldwide had an additional $9.0 million of interest expense in 1996 compared with $8.4 million in 1995, an increase of $0.6 million. This increase is a result of the effects of compounding interest related to the LYONs. In addition, Coleman Holdings, on an unconsolidated basis, had $18.1 million of interest expense in 1996 compared with $16.3 million in 1995, an increase of $1.8 million. This increase is a result of the effects of compounding interest related to the Discount Notes.

     During the nine months ended September 30, 1996, holders of LYONs with a principal amount at maturity of $9.8 million elected to exchange such LYONs pursuant to the terms of the LYONs indenture. In connection with these exchanges, Coleman Worldwide delivered 74,107 shares of Coleman Common Stock that Coleman Worldwide owned to the holders of the LYONs which were exchanged. Coleman Worldwide recognized a gain of $2.7 million in connection with these exchanges and is included in other income. Coleman Worldwide also recognized an extraordinary loss on early extinguishment of debt as a result of the LYONs exchange in an amount of $1.0 million ($0.6 million after tax). This extraordinary loss represents (i) the excess fair value of the property delivered by Coleman Worldwide to the holders of the

                   COLEMAN HOLDINGS INC. AND SUBSIDIARIES

LYONs which were exchanged over the accreted value of the LYONs obligations at the time of the exchange, along with (ii) a pro-rata portion of the related unamortized financing costs associated with the LYONs issuance.

     The Company recorded a provision for income tax expense in 1996 of $9.0 million, which includes the net tax benefits of $12.9 million discussed above. Excluding the net tax benefit from restructuring and other charges, the provision for income taxes would have been $21.9 million or 34.7% of pre-tax earnings as compared to a provision for income tax expense of $31.9 million or 39.0% of pre-tax earnings in 1995. The decrease in the effective tax rate before restructuring and other charges in 1996 as compared to 1995 is primarily due to tax benefits associated with the Company's manufacturing operations in Puerto Rico along with lower taxes on foreign operations, primarily in France, and to a lesser extent due to the recognition of tax benefits associated with certain foreign net operating loss carryforwards that had not been previously recognized. On an unconsolidated basis, Coleman Worldwide recorded a provision for income tax benefit of $2.7 million in 1996 and $3.6 million in 1995 or approximately 40.0% of Coleman Worldwide's unconsolidated pre-tax loss in each period. In addition, Coleman Holdings' on an unconsolidated basis, recorded a provision for income tax benefit of $6.7 million in 1996 and $6.1 million in 1995 or approximately 35.0% of Coleman Holdings' unconsolidated pre-tax loss in each period.

     The Company obtained effective control of approximately 70% of Camping Gaz in March 1996 and obtained control of the remaining 30% in July 1996. Accordingly, the minority interest in Camping Gaz for the 1996 period primarily represents the minority shareholders approximate 30% proportionate share of the results of operations of the Camping Gaz operations for the period March through June of 1996. Minority interest in Camping Gaz also includes the interests of minority shareholders in certain subsidiary operations of Camping Gaz.

     Minority interest in the earnings of Coleman represents the minority stockholders' proportionate share of the results of operations of Coleman, which is reflected on Coleman Holdings' consolidated financial statements because of Coleman Holdings' approximate 83% ownership of Coleman's common stock.

     During the second quarter of 1996, in connection with the renegotiation of its then existing credit agreement, the Company recorded an extraordinary loss of $1.1 million ($0.6 million after taxes, or $0.01 per share) which represents a write-off of the related unamortized financing costs associated with its then existing credit agreement. During the third quarter of 1995, the Company completed a $200.0 million private placement debt issue. In connection with the private placement, the Company renegotiated its previous credit agreement and recorded an extraordinary loss of $1.3 million ($0.8 million after taxes, or $0.01 per share) which represents a write-off of the related unamortized financing costs associated with its previous credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

     Coleman Holdings' consolidated operations used $22.5 million of cash during the nine months ended September 30, 1996 and provided $20.7 million of cash during the nine months ended September 30, 1995. During the 1996 period, receivables, excluding the amount of receivables acquired in connection with business acquisitions, increased by $60.7 million as a result of the seasonality of the Company's sales and an increase in the overall level of the Company's sales. Inventories, excluding the amount of inventories acquired in connection with business acquisitions, increased by $29.5 million in the nine months ended September 30, 1996 to support the growth of the Company, especially in new products. Coleman Holdings' net cash used for investing activities was $188.6 million and $46.3 million for the nine months ended September 30, 1996 and 1995, respectively. The Company's capital expenditures were $27.7 million in the nine months ended September 30, 1996. The Company used $158.4 million of cash for business acquisitions during the nine months ended September 30, 1996. Coleman Worldwide also had net advances to Mafco Holdings Inc. under the Coleman Worldwide tax sharing agreement and the terms

                   COLEMAN HOLDINGS INC. AND SUBSIDIARIES

of the LYONs trust indenture in the amounts of $4.1 million and $6.7 million during the nine months ended September 30, 1996 and 1995, respectively.
Net cash provided by financing activities for the nine months ended September 30, 1996 consisted primarily of increases in long-term and short-term borrowings to finance the seasonal increase in working capital and the Company's investing activities. The Company also paid $2.3 million to acquire 100,000 shares of its Common Stock in the open market during the nine months ended September 30, 1996.

     The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit. In April 1996, the Company amended its credit agreement to allow for the Camping Gaz acquisition as well as to extend the maturity of the credit agreement (the "Company Credit Agreement"). In connection with the Company recording the restructuring and other charges as discussed previously, the Company further amended the Company Credit Agreement in October 1996. The Company Credit Agreement, as amended, provides a term loan of French Franc 385,125 ($75.0 million at the then current exchange rates) and an unsecured revolving credit facility in an amount of $275.0 million. Availability under the Company Credit Agreement, as amended, is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement, as amended, is available to the Company until April 30, 2001. At September 30, 1996, $137.9 million would have been available for borrowings under the Company Credit Agreement, as amended.

     The outstanding loans under the Company Credit Agreement, as amended, bear interest at either of the following rates, as selected by the Company from time to time: (i) the higher of the agent's base lending rate or the federal funds rate plus .50% or (ii) the London Inter-Bank Offered Rate ("LIBOR") plus a margin ranging from .25% to 1.875% based on the Company's financial performance. If there is a default, the interest rate otherwise in effect will be increased by 2% per annum. The Company Credit Agreement, as amended, also bears an overall facility fee ranging from .15% to .375% based on the Company's financial performance.

     The Company Credit Agreement, as amended, contains various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt, purchase or redemption of Coleman Common Stock, issuance of Coleman Preferred Stock, and also prohibits the Company from paying any dividends until on or after January 1, 1999.

     The Company's ability to meet its current cash operating requirements, including projected capital expenditures, tax sharing payments and other obligations is dependent upon a combination of cash flows from operations and borrowings under the Company Credit Agreement, as amended. The Company's ability to borrow under the terms of the Company Credit Agreement, as amended, is subject to the Company's continuing requirement to meet the various restrictive covenants, including without limitation, those described above. If the Company fails to meet the various restrictive covenants of the Company Credit Agreement, as amended, the Company will need to renegotiate its current Company Credit Agreement, as amended, and/or enter into alternative financing arrangements and there is no assurance that the terms and conditions of such agreements would be as favorable as those now contained in the Company Credit Agreement, as amended.

     On February 28, 1996, the Company and Butagaz S.N.C. ("Butagaz"), a subsidiary of Societe de Petroles Shell S.A., jointly announced they had entered into an agreement (the "Share Purchase Agreement") in connection with the sale to Coleman of approximately 60 percent of the outstanding shares of Application des Gaz, S.A. ("ADG" or "Camping Gaz"). Pursuant to the terms of the Share Purchase Agreement and other related documents dated February 27, 1996, Coleman has the right to, and intends to during the fourth quarter of 1996, acquire the remaining shares held by Butagaz for approximately French Franc 48,434

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

(approximately $9,400 at current exchange rates), which represents approximately 10% of the outstanding shares of ADG, and accordingly considers these shares as under the control of the Company. On June 24, 1996, the Company commenced a tender offer for the purchase of all the publicly traded outstanding shares of ADG, or approximately 30% of the outstanding shares, for French Franc 404 per share. The tender offer period expired in July 1996 with approximately 94% of the outstanding publicly traded shares of ADG tendered for purchase. The Company completed the necessary steps to acquire the remaining publicly held stock during the third quarter of 1996.

     Coleman financed the acquisition of the shares of ADG with net proceeds from (i) a private placement issuance and sale of $85.0 million aggregate principal amount of 7.10% Senior Notes, Series A, due 2006 (the "Notes due 2006") and (ii) a private placement issuance and sale of $75.0 million aggregate principal amount of 7.25% Senior Notes, Series B, due 2008 (the "Notes due 2008"). The Notes due 2006 bear interest at the rate of 7.10% per annum payable semiannually, and the principal amount is payable in annual installments of $12.1 million commencing June 13, 2000 with a final payment due on June 13, 2006. If there is a default, the interest rate will be the greater of (i) 9.10% or (ii) 2% above the prime interest rate. The Notes due 2008 bear interest at the rate of 7.25% per annum payable semiannually, and the principal amount is payable in annual installments of $15.0 million commencing June 13, 2004 with a final payment due on June 13, 2008. If there is a default, the interest rate will be the greater of (i) 9.25% or (ii) 2% above the prime interest rate. The Notes due 2006 and the Notes due 2008 are unsecured and are subject to various restrictive covenants, including without limitation, requirements for the maintenance of specified financial ratios and levels of consolidated net worth and certain other provisions limiting the incurrence of additional debt and sale and leaseback transactions under the terms of the Note Purchase Agreement.

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

     Coleman Worldwide is a holding company with no business operations or source of income of its own, and its ability to meet its obligations with respect to the LYONs and any other obligations is contingent upon distributions from the Company, including payments under the Company tax sharing agreement, capital contributions or loans from its direct and indirect parent companies, other borrowings and proceeds from the disposition of Coleman Common Stock owned by Coleman Worldwide. As the holder of approximately 83% of the capital stock of the Company, Coleman Worldwide has the ability to cause the Company to make distributions up to the maximum amount permitted by law, subject to limitations in the debt instruments of the Company. However, Coleman Worldwide currently expects that, for the foreseeable future, the net earnings and cash flows of the Company will be retained and used in the business of the Company and that Coleman Worldwide will not receive any distributions from the Company other than payments under the Company's tax sharing agreement. Furthermore, the terms of the Company Credit Agreement, as amended, prohibits the Company from paying any dividends until on or after January 1, 1999. The receipt by Coleman Worldwide of tax sharing payments from the Company will cease upon Coleman Worldwide's ownership

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

interest in Coleman falling below 80%, and the Indenture does not require Coleman Worldwide to own more than a majority of the Coleman Common Stock. Pursuant to the LYONs indenture agreement, at any time that the LYONs are outstanding, the amounts that Coleman Worldwide would be required to pay to Mafco under the Worldwide Tax Sharing Agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the tax sharing agreement between Coleman Worldwide and the Company, may not be paid as tax sharing payments, but Coleman Worldwide may advance such funds to Mafco as long as the aggregate amount of such advances at any time does not exceed the issue price plus accrued OID of the LYONs. Such advances are evidenced by noninterest bearing unsecured demand promissory notes from Mafco in the amount of $54.7 million at September 30, 1996.

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

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

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

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could affect Coleman Worldwide's actual results and could cause results to differ from those contained in the forward-looking statements contained herein are the success of the Company's restructuring programs, the potential impact of the Black & Decker settlement on the Company's operations being different than anticipated, the possibility that negative external factors like the adverse weather in North America and the consumer spending decline in Japan will continue to impact the Company's business, and the possibility the Company may be required to renegotiate its credit agreement.

SEASONALITY

     The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions, especially during the second and third quarters of the year.


                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         EXHIBIT INDEX                        DESCRIPTION
         -------------                        -----------
             4.1 Amendment No. 3 dated as of May 29, 1996 to the Amended and Restated Company Credit Agreement among the Company, the Lenders party thereto, the Issuing Bank, the Agent, and the Co-Agents; (incorporated by reference to Exhibit
                      4.1 to The Coleman Company Inc.'s Form 10-Q for the period ended September 30, 1996 (the "Company's September 30, 1996 Form 10-Q")).

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

             4.2 Amendment No. 4 dated as of October 25, 1996 to the Amended and Restated Company Credit Agreement among the Company, the Lenders party thereto, the Issuing Bank, the Agent, and the Co-Agents; (incorporated by reference to Exhibit 4.2 to the Company's September 30, 1996 Form 10-Q).

             10.1* First Amendment dated August 1, 1996 to Employment Agreement effective as of August 1, 1996, by and between The Coleman Company, Inc. and Steven F. Kaplan; (incorporated by reference to Exhibit 10.1 to the Company's September 30, 1996 Form 10-Q).

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES


             10.2* First Amendment dated August 1, 1996 to Employment Agreement effective as of May 1, 1996, by and between The Coleman Company, Inc. and Frederik van den Bergh; (incorporated by reference to Exhibit 10.2 to the Company's September 30, 1996 Form 10-Q).

             10.3* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Michael N. Hammes; (incorporated by reference to Exhibit 10.3 to the Company's September 30, 1996 Form 10-Q).

             10.4* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and David Stearns; (incorporated by reference to Exhibit 10.4 to the Company's September 30, 1996 Form 10-Q).

             10.5* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and George Mileusnic; (incorporated by reference to Exhibit 10.5 to the Company's September 30, 1996 Form 10-Q).

             10.6* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Patrick McEvoy; (incorporated by reference to Exhibit 10.6 to the Company's September 30, 1996 Form 10-Q).

             10.7* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Larry E. Sanford; (incorporated by reference to Exhibit 10.7 to the Company's September 30, 1996 Form 10-Q).

             10.8* First Amendment dated August 1, 1996 to Employment Agreement effective as of January 1, 1996, by and between The Coleman Company, Inc. and Gerry E. Brown; (incorporated by reference to Exhibit 10.8 to the Company's September 30, 1996 Form 10-Q).

             27       Financial Data Schedule
       ------------
           * Management Contracts and Compensatory Plans

       (b)   Reports on Form 8-K

             A report on Form 8-K/A was filed on August 28, 1996 to disclose certain information with regard to the Company's acquisition of Application des Gaz, S.A.

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COLEMAN HOLDINGS INC.
                                                 (Registrant)



Date: November 13, 1996                By:   /s/  STEVEN F. KAPLAN
                                          -----------------------------------
                                          Steven F. Kaplan
                                          Executive Vice President and
                                          Chief Financial Officer