Form 10-Q
period 1997-03-31
COLEMAN HOLDINGS INC
filed 1997-05-13
CIK 910387

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended    MARCH 31, 1997
                                  --------------

                                        or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from                     to

Commission File Number: 33-67058
                       ----------

                              COLEMAN HOLDINGS INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


              DELAWARE                                 13-3722380
  -------------------------------                  -------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


1767 DENVER WEST BLVD.,  GOLDEN, COLORADO                 80401
-----------------------------------------               ----------
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

The number of shares outstanding of the registrant's par value $1.00 common stock was 1,000 shares as of May 5, 1997, all of which were held by an indirect wholly-owned subsidiary of Mafco Holdings Inc.




                            Exhibit Index on Page 13.

                              COLEMAN HOLDINGS INC.


                                      INDEX



                         PART I.  FINANCIAL INFORMATION


                                                                        Page
                                                                        ----
Item 1.  Condensed Consolidated Financial Statements:

    Condensed Consolidated Statements of Operations
      Three months ended March 31, 1997 and 1996                         3

    Condensed Consolidated Balance Sheets
      March 31, 1997 and December 31, 1996                               4

    Condensed Consolidated Statements of Cash Flows
      Three months ended March 31, 1997 and 1996                         5

    Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     8


                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                              13

Item 6.  Exhibits and Reports on Form 8-K                               13

         Signatures                                                     14

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES

              ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)


                                                             Three Months
                                                            Ended March 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------

Net revenues                                            $295,464       $273,560
Cost of sales                                            214,422        192,594
                                                        --------       --------
Gross profit                                              81,042         80,966
Selling, general and administrative expenses              65,952         46,800
Interest expense, net                                     20,414         16,960
Amortization of goodwill and deferred charges              3,322          2,704
Other expense (income), net                                  271         (2,721)
                                                        --------       --------
(Loss) earnings before income taxes, minority interest
     and extraordinary item                               (8,917)        17,223
Income tax (benefit) expense                              (3,190)         6,508
Minority interest in earnings of Camping Gaz                 112            --
Minority interest in earnings of Coleman                     120          2,535
                                                        --------       --------
(Loss) earnings before extraordinary item                 (5,959)         8,180
Extraordinary loss on early extinguishment
    of debt, net of income tax benefit                       --            (582)
                                                        --------       --------
Net (loss) earnings                                      $(5,959)        $7,598
                                                        --------       --------
                                                        --------       --------






           See Notes to Condensed Consolidated Financial Statements

                        COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)
                                     (Unaudited)

                                                    March 31,     December 31,
                                                       1997           1996
                                                    ----------     ----------
        ASSETS
Current assets:
    Cash and cash equivalents                          $12,866        $17,299
    Accounts and notes receivable, less allowance
     of $9,934 in 1997 and $11,512 in 1996             271,617        209,942
    Inventories                                        288,166        287,502
    Deferred tax assets                                 39,895         40,466
    Prepaid assets and other                            16,654         14,943
                                                    ----------     ----------
        Total current assets                           629,198        570,152
Property, plant and equipment, net                     194,739        199,182
Intangible assets related to businesses
  acquired, net                                        341,907        349,761
Note receivable - affiliate                             47,739         54,739
Deferred tax assets and other                           41,348         34,441
                                                    ----------     ----------
                                                    $1,254,931     $1,208,275
                                                    ----------     ----------
                                                    ----------     ----------
    LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
    Accounts and notes payable                        $194,462       $132,841
    Other current liabilities                          115,971        113,787
                                                    ----------     ----------
        Total current liabilities                      310,433        246,628

Long-term debt                                         994,664        999,794
Income taxes payable - affiliate                        16,681         18,528
Other liabilities                                       75,711         76,173
Minority interest                                       44,598         45,088

Contingencies

Stockholder's deficit:
    Common stock                                             1              1
    Capital deficiency                                (130,576)      (132,674)
    Accumulated deficit                                (53,842)       (47,883)
    Currency translation adjustment                     (2,364)         2,856
    Minimum pension liability adjustment                  (375)          (236)
                                                    ----------     ----------
        Total stockholder's deficit                   (187,156)      (177,936)
                                                    ----------     ----------
                                                    $1,254,931     $1,208,275
                                                    ----------     ----------
                                                    ----------     ----------

          See Notes to Condensed Consolidated Financial Statements

                        COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                                    Three Months
                                                                   Ended March 31,
                                                                 --------------------
                                                                   1997         1996
                                                                 --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                              $ (5,959)   $   7,598
                                                                 --------    ---------
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
    Depreciation and amortization                                  10,047        8,045
    Non-cash tax sharing agreement (benefit) provision             (4,262)       3,498
    Minority interest in earnings of Coleman                          120        2,535
    Minority interest in earnings of Camping Gaz                      112           --
    Interest accretion                                              9,702        8,880
    Non-cash gain on LYONs conversion                                  --       (2,751)
    Extraordinary loss on early extinguishment of debt                 --          986
    Change in assets and liabilities:
      Increase in receivables                                     (67,454)     (84,659)
      Increase in inventories                                      (5,258)     (28,420)
      Increase in accounts payable                                 18,655        8,741
      Other, net                                                   (3,824)     (17,297)
                                                                 --------    ---------
                                                                  (42,162)    (100,442)
                                                                 --------    ---------
Net cash used by operating activities                             (48,121)     (92,844)
                                                                 --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                               (6,313)      (6,866)
Purchases of businesses, net of cash acquired                          --      (60,132)
Decrease in note receivable - affiliate                             7,000           --
Proceeds from sale of fixed assets                                  2,126          186
                                                                 --------    ---------
Net cash provided by (used by) investing activities                 2,813      (66,812)
                                                                 --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments of) proceeds from revolving credit
  agreement borrowings                                             (8,959)     125,713
Net change in short-term borrowings                                48,996       29,611
Repayment of long-term debt                                           (64)        (172)
Debt issuance and refinancing costs                                  (718)          --
Purchases of Company common stock                                      --       (2,329)
Proceeds from stock options exercised                                 197          967
Contributions from (distributions to) parent                           82          (12)
                                                                 --------    ---------
Net cash provided by financing activities                          39,534      153,778
                                                                 --------    ---------
Effect of exchange rate changes on cash                             1,341          629
                                                                 --------    ---------
Net decrease in cash and cash equivalents                          (4,433)      (5,249)
Cash and cash equivalents at beginning of the period               17,299       12,065
                                                                 --------    ---------
Cash and cash equivalents at end of the period                   $ 12,866    $   6,816
                                                                 --------    ---------
                                                                 --------    ---------

                   See Notes to Condensed Consolidated Financial Statements

                      COLEMAN HOLDINGS INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)
                                   (Unaudited)

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

    Coleman Holdings Inc. ("Coleman Holdings") is a holding company formed in July 1993 in connection with the offering of Senior Secured Discount Notes due 1998 (the "Holdings Notes") to hold all of the outstanding shares of capital stock of Coleman Worldwide Corporation ("Coleman Worldwide"). Coleman Worldwide is a holding company formed in March 1993 in connection with the offering of Liquid Yield Option-TM- Notes due 2013 (the "LYONs"-TM-). Coleman Worldwide also holds 44,067,520 shares of the common stock of The Coleman Company, Inc. ("Coleman" or the "Company") which represents approximately 83% of the outstanding Coleman common stock as of March 31, 1997. Coleman Holdings and Coleman Worldwide are holding companies with no business operations or source of income of their own.

    The accompanying unaudited condensed consolidated financial statements of Coleman Holdings include the accounts of Coleman Holdings, Coleman Worldwide, and Coleman and its subsidiaries after elimination of all material intercompany accounts and transactions, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The balance sheet at December 31, 1996 has been derived from the audited financial statements for that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Coleman Holdings' annual report on Form 10-K for the year ended December 31, 1996.

2.  INVENTORIES

    The components of inventories consist of the following:

                                              March 31,     December 31,
                                                 1997          1996
                                              ---------     ------------
    Raw material and supplies                 $ 83,710       $ 82,399
    Work-in-process                             16,036         12,878
    Finished goods                             188,420        192,225
                                              --------       --------
                                              $288,166       $287,502
                                              --------       --------
                                              --------       --------

3.  OTHER CHARGES

    During the three months ended March 31, 1997, the Company recorded certain other charges totaling $2,435, net of tax, primarily related to severance costs associated with recent executive changes.

4.  RELATED PARTY TRANSACTIONS

    During the three months ended March 31, 1997, the Company agreed to purchase an inactive subsidiary from an affiliate for $1,000. The Company expects to realize certain foreign tax benefits from this transaction in future years. The Company has accounted for this transaction in a manner similar to a pooling-of-interests due to the Mafco Holdings Inc. common control over each of the parties involved in the transaction. The $2,608 excess value of tax benefits acquired over the purchase price has been accounted for as a capital contribution.

    On March 31, 1997, MacAndrews & Forbes Holdings Inc., an indirect parent, assumed a liability of Coleman Worldwide in the amount of $2,271. The assumption was accounted for as a capital contribution.

5.  SUBSEQUENT EVENTS

    In April 1997, the Company announced its intentions to (i) close its corporate headquarters in Golden, Colorado, (ii) close its Geneva, Switzerland international headquarters, (iii) reduce the Company's workforce by approximately 10% and (iv) close or relocate three domestic factories and close one international factory. Most of the costs associated with these actions will be reflected in the results of operations for the quarter ended June 30, 1997.

    On May 6, 1997, Coleman Worldwide and Coleman Holdings jointly announced that Coleman Holdings intends to redeem the Holdings Notes on or about July 15, 1997, and that Coleman Worldwide intends to retire the LYONs. Coleman Worldwide will make an offer to pay cash for the LYONs in excess of the market value of the shares of the Company's common stock for which the LYONs may be exchanged. Coleman Worldwide expects to commence the offer as soon as reasonably practicable and to redeem any remaining LYONs on May 27, 1998. Redemption of the Holdings Notes and retirement of the LYONs will be made with the proceeds from the issuance of debt securities (the "Notes") by a newly formed holding company. Upon the redemption of the Holdings Notes and retirement of the LYONs, the Notes are expected to be secured by the shares of the Company's common stock owned by Coleman Worldwide.

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

     As part of its strategy to improve its business processes, the Company has announced several restructuring initiatives designed to reduce costs and improve profitability and competitiveness. In March 1997, the Company announced that it would close its executive offices in Golden, Colorado, with most of its administrative functions expected to return to its Wichita, Kansas facility. In April 1997, the Company announced its intention to (i) eliminate 700 employees, which represent approximately 10% of its current work force, (ii) close or relocate three domestic factories and close one international factory,
(iii) close its Geneva, Switzerland international headquarters, (iv) rationalize its product lines, including a significant reduction in SKUs, and (v) sell its pressure washer business. In addition, the Company may sell other non-strategic businesses if suitable opportunities arise. The Company has already begun to implement its new restructuring plan. The Company has announced plans to close its Hastings, Nebraska factory which was used in the manufacturing of portable power generators and pressure washers. The Company expects to incur certain restructuring and other charges in connection with these initiatives during 1997. The Company recorded other charges of approximately $2.4 million, net of taxes, for the first quarter of 1997 and expects to record a significantly greater amount of restructuring and other charges for the second quarter of 1997. There can be no assurance as to the amount of the restructuring and other charges to be recorded in the second quarter of 1997 or that restructuring and other charges will not be recorded in subsequent periods.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

    Net revenues of $295.5 million in 1997 were $21.9 million or 8.0% greater than in 1996 with outdoor recreation products increasing $29.2 million or 15.5% and hardware products decreasing $7.3 million or 8.6%. Geographically, United States and Canadian revenues decreased 7.9% while international revenues increased 60.6%.

    Outdoor recreation products revenues increased $29.2 million or 15.5%. The sales increase includes the effects of Camping Gaz, a business acquired in March 1996. Excluding the estimated effects of the Camping Gaz acquisition and the strengthening of the US dollar, sales decreased approximately 3.9% reflecting the Company's initiatives to reduce its dependence on promotional programs. Hardware products revenues decreased $7.3 million or 8.6% due to the decline in pressure washer sales, a result of the Company's decision to exit the electric pressure washer business.

    Gross margins decreased as a percent of sales by 2.2 percentage points from 29.6% in 1996. The decrease is driven by the effect of lower production levels and to a lesser extent increased resin costs associated with the Company's plastics business. The closing or relocating of three domestic factories and the closing of one international factory as part of the Company's restructuring initiatives is intended to reduce manufacturing costs in the latter part of 1997.

    Selling, general and administrative ("SG&A") expenses were $65.9 million in 1997 compared to $46.7 million in 1996, an increase of 40.9%. The increase in SG&A expenses reflects SG&A expenses associated with the Camping Gaz acquisition and severance costs associated with recent executive changes.

                     COLEMAN HOLDINGS INC. AND SUBSIDIARIES


    Interest expense was $10.7 million in 1997 compared with $8.1 million in 1996, an increase of $2.6 million. This increase was primarily the result of higher borrowings to fund the Camping Gaz acquisition and to a lesser extent higher interest rates. On an unconsolidated basis, Coleman Worldwide had $3.2 million of interest expense in 1997 compared with $3.0 million in 1996, an increase of $0.2 million. This increase is a result of the effects of compounding interest related to the LYONs. In addition, Coleman Holdings, on an unconsolidated basis, had $6.5 million of interest expense in 1997 compared with $5.9 million in 1996, an increase of $0.6 million. This increase is a result of the effects of compounding interest related to the Holdings Notes.

    During the three months ended March 31, 1996, holders of LYONs with a principal amount at maturity of $9.4 million elected to exchange such LYONs pursuant to the terms of the LYONs indenture. In connection with these exchanges, Coleman Worldwide delivered 74,107 shares of Coleman Common Stock that Coleman Worldwide owned to the holders of such LYONs. Coleman Worldwide recognized a gain of $2.7 million in connection with these exchanges which is reflected in other income. Coleman Worldwide also recognized an extraordinary loss on early extinguishment of debt as a result of the LYONs exchange in an amount of $1.0 million ($0.6 million after tax). This extraordinary loss represents (i) the excess fair value of the property delivered by Coleman Worldwide to the holders of the LYONs which were exchanged over the accreted value of the LYONs obligations at the time of the exchange, along with (ii) a pro-rata portion of the related unamortized financing costs associated with the LYONs issuance.

    Minority interest in earnings of Camping Gaz represents the interest of minority shareholders in certain subsidiary operations of Camping Gaz. Minority interest in the earnings of Coleman represents the minority shareholders' proportionate share of the results of operations of Coleman, which is reflected on Coleman Holdings' consolidated financial statements because of Coleman Holdings' approximate 83% ownership of Coleman's common stock.

    The Company recorded a provision for income tax expense of $0.5 million or 38.6% of pre-tax earnings in 1997 compared to a provision for income tax expense of $8.8 million or 37.0% of pre-tax earnings in 1996. On an unconsolidated basis, Coleman Worldwide recorded an income tax benefit of $1.3 million in 1997 and $0.1 million in 1996, or approximately 38% of Coleman Worldwide's unconsolidated pre-tax loss in each period. In addition, Coleman Holdings on an unconsolidated basis, recorded a provision for income tax benefit of $2.4 million in 1997 and $2.2 million in 1996, or approximately 35.0% of Coleman Holdings' unconsolidated pre-tax loss in each period.

LIQUIDITY AND CAPITAL RESOURCES

    Coleman Holdings' operating activities used $48.1 million and $92.8 million of cash during the three months ended March 31, 1997 and 1996. During the 1997 period, receivables increased $67.5 million as a result of the seasonality of the Company's sales and an increase in the overall level of the Company's sales. Despite the seasonality of the business, inventories were approximately equal to the levels at December 31, 1996 as a result of the Company's initiatives to reduce inventory.

    Coleman Holdings' investing activities provided net cash of $2.8 million and used cash of $66.8 million for the three months ended March 31, 1997 and 1996, respectively. The Company's capital expenditures were $6.3 million in the three months ended March 31, 1997 and Coleman Worldwide also had a reduction in the net advances to Mafco Holdings Inc. under the Coleman Worldwide tax sharing agreement and the terms of the LYONs trust indenture in the amount of $7.0 million during the three months ended March 31, 1997.

    Coleman Holdings' net cash provided by financing activities for the three months ended March 31, 1997 consisted primarily of an increase in short-term borrowings to finance the seasonal increase in working capital.

                 COLEMAN HOLDINGS INC. AND SUBSIDIARIES

    The Company's working capital requirements are currently funded by cash flow from operations and domestic and foreign bank lines of credit.
Availability under the Company's domestic revolving credit agreement, as amended (the "Company Credit Agreement"), is reduced by any commercial paper borrowings outstanding. The Company Credit Agreement is available to the Company until April 30, 2001. At March 31, 1997, $135.1 million was available for borrowings under the Company Credit Agreement. However, debt instruments of Coleman Worldwide and Coleman Holdings contain certain provisions that by their terms restrict the Company's ability to, among other things, incur debt. Accordingly, to the extent that borrowings by the Company of amounts otherwise available under the Company Credit Agreement exceed the level of borrowings permitted by such holding company debt instruments, a default will result under such debt instruments.

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

    The Company Credit Agreement contains various restrictive covenants including, without limitation, requirements for the maintenance of specified financial ratios, levels of consolidated net worth and profits, and certain other provisions limiting the incurrence of additional debt, purchase or redemption of the Company's common stock, issuance of preferred stock of the Company, and also prohibits the Company from paying any dividends until on or after January 1, 1999, and limits the amount of dividends the Company may pay thereafter. The Company Credit Agreement also provides for a specific requirement relating to the Company's financial leverage at December 31, 1997, which, if not achieved, will result in the Company Credit Agreement becoming secured by the Company's assets. For purposes of determining the Company's compliance with certain of such covenants, the Company Credit Agreement excludes up to $30.0 million of charges in connection with the Company's restructuring initiatives.

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

    The Company periodically uses a variety of derivative financial instruments to manage its foreign currency and interest rate exposures. The Company does not speculate on interest rates or foreign currency rates. Instead it uses derivatives when implementing its risk management strategies to reduce the possible effects of these exposures.

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

    Coleman Worldwide is a holding company with no business operations or source of income of its own,

                 COLEMAN HOLDINGS INC. AND SUBSIDIARIES

and its ability to meet its obligations with respect to the LYONs and any other obligations is contingent upon distributions from the Company, including payments under the Company tax sharing agreement, capital contributions or loans from its direct and indirect parent companies, other borrowings and proceeds from the disposition of the common stock of Coleman owned by Coleman Worldwide. As the holder of approximately 83% of the capital stock of the Company, Coleman Worldwide has the ability to cause the Company to make distributions up to the maximum amount permitted by law, subject to limitations in the debt instruments of the Company. However, Coleman Worldwide currently expects that, for the foreseeable future, the net earnings and cash flow of the Company will be retained and used in the business of the Company and that Coleman Worldwide will not receive any distributions from the Company other than payments under the Company's tax sharing agreement. Furthermore, the terms of the Company Credit Agreement prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. The receipt by Coleman Worldwide of tax sharing payments from the Company will cease upon Coleman Worldwide's ownership interest in Coleman falling below 80%, but the Indenture does not require Coleman Worldwide to own more than a majority of the Coleman Common Stock. Pursuant to the LYONs indenture agreement, at any time that the LYONs are outstanding, the amounts that Coleman Worldwide would be required to pay to Mafco under the Worldwide Tax Sharing Agreement, together with any remaining funds paid to Coleman Worldwide by the Company under the tax sharing agreement between Coleman Worldwide and the Company, may not be paid as tax sharing payments, but Coleman Worldwide may advance such funds to Mafco as long as the aggregate amount of such advances at any time does not exceed the issue price plus accrued OID of the LYONs. Such advances are evidenced by noninterest bearing unsecured demand promissory notes from Mafco in the amount of $47.7 million at March 31, 1997.

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

    On March 31, 1997, MacAndrews & Forbes Holdings Inc., an indirect parent, assumed a liability of Coleman Worldwide in the amount of $2.3 million. The assumption was accounted for as a capital contribution.

    Coleman Holdings is a holding company with no business operations or source of income of its own, and its ability to meet its obligations with respect to the Holdings Notes and any other obligations is contingent upon distributions from Coleman Worldwide, capital contributions or loans from its direct and indirect parent companies and other borrowings. As the indirect holder through Coleman Worldwide of approximately 83% of the capital stock of the Company, Coleman Holdings has the ability to cause the Company and Coleman Worldwide to make distributions up to the maximum amount permitted by law, subject to limitations in the debt instruments of the Company and Coleman Worldwide. However, Coleman Holdings currently expects that, for the foreseeable future, the net earnings and cash flow of the Company will be retained and used in the business of the Company and that Coleman Holdings will not receive any distributions from the Company or Coleman Worldwide. Furthermore, the terms of the Company Credit Agreement prohibits the Company from paying any dividends until on or after January 1, 1999 and limits the amount of dividends the Company may pay thereafter. In addition, the LYONs Indenture restricts Coleman Worldwide's ability to pay dividends and make other payments to Coleman Holdings. Although Coleman Worldwide may receive payments from the Company pursuant to the Company tax sharing agreement, Coleman Worldwide will not distribute such payments to Coleman Holdings. In addition, the LYONs Indenture requires that any such payments received from the Company be paid to Mafco Holdings Inc. or retained by Coleman Worldwide (except under certain limited circumstances which are unlikely to occur prior to the maturity of the Holdings Notes).

                 COLEMAN HOLDINGS INC. AND SUBSIDIARIES

    The Indenture governing the Holdings Notes contains certain covenants that, among other things, states that Coleman Holdings shall not permit the Company to issue debt if after giving effect to such issuance the Company's Consolidated Debt Ratio (as defined) exceeds 0.75 to 1.0.

    Substantially all of the shares of the Company's common stock owned by Coleman Worldwide are pledged to secure the LYONs and the Holdings Notes.
On May 6, 1997, Coleman Worldwide and Coleman Holdings jointly announced that Coleman Holdings intends to redeem the Holdings Notes on or about July 15, 1997, and that Coleman Worldwide intends to retire the LYONs. Coleman Worldwide will make an offer to pay cash for the LYONs in excess of the market value of the shares of the Company's common stock for which the LYONs may be exchanged. Coleman Worldwide expects to commence the offer as soon as reasonably practicable and to redeem any remaining LYONs on May 27, 1998. Redemption of the Holdings Notes and retirement of the LYONs will be made with the proceeds from the issuance of debt securities (the "Notes") by a newly formed holding company. Upon the redemption of the Holdings Notes and retirement of the LYONs, the Notes are expected to be secured by the shares of the Company's common stock owned by Coleman Worldwide.

SEASONALITY

    The Company's sales generally are highest in the second quarter of the year and lowest in the fourth quarter. As a result of this seasonality, the Company has generally incurred a loss in the fourth quarter. The Company's sales may be affected by weather conditions, especially during the second and third quarters of the year. The Company's annual results are generally dependent on its results during the second quarter. Furthermore, the Company has announced and is in the process of implementing certain restructuring initiatives, which the Company expects to have an impact on its results during the remainder of 1997. There can be no assurance as to the Company's success in implementing such initiatives or the results therefrom or as to any adverse impact of the Company's restructuring initiatives.

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The forward-looking statements contained in this Form 10-Q are subject to certain risks and uncertainties. Actual results could differ materially from current expectations. Among the factors which could affect the Company's actual results and could cause results to differ from those contained in the forward-looking statements contained herein are (i) the success of the Company's restructuring programs, (ii) negative external factors like adverse weather in North America or other regions, (iii) possible continued consumer spending decline in Japan, (iv) the possibility the Company may be required to renegotiate its credit agreements, and (v) difficulties or delays in executing the sale of the Notes, the proceeds from which will be used to redeem the Holdings Notes and retire the LYONs, as well as other difficulties in effecting such redemption and retirement.

                 COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                             PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    EXHIBIT INDEX       DESCRIPTION
    -------------       -----------
       10.1*+ Letter Agreement dated as of March 15, 1997 between the Company and Frederick J. Fritz (incorporated by reference to Exhibit 10.1 to The Coleman Company, Inc. Form 10-Q for the period ended March 31, 1997).

       27+           Financial Data Schedule

    -------------
    * Management Contracts and Compensatory Plans
    + Filed herewith

    (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                 COLEMAN HOLDINGS INC. AND SUBSIDIARIES

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       COLEMAN HOLDINGS INC.
                                           (Registrant)


Date:    May 12, 1997                  By:  /s/ Irwin Engelman
      ------------------                  -----------------------------
                                          Irwin Engelman
                                          Executive Vice President
                                          and Chief Financial Officer